Form 10QSB
period 1996-06-30
EAGLE BANCORP INC /GA/
filed 1996-08-15
CIK 865792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                      15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 1996

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                  15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO

                  For the quarter ended Commission file number
                             June 30, 1996 0-19228

                               EAGLE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

GEORGIA 58-1860526
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) identification No.)

335 South Main Street, P.O. Box 638
Statesboro, Georgia 30458
(Address of principal executive offices)

Registrant's telephone number, including area code: (912) 764-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES (X) NO ( )

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of the period covered by this Report.

862,845 shares of Common Stock, $1 par value per share, were outstanding as of August 14, 1996.

                              EAGLE BANCORP, INC.
                                 AND SUBSIDIARY


                                      Index

                          Part I. Financial Statements

                                    Page No.

           Item 1. Consolidated Balance Sheets.......................1
                   Consolidated Statements of Income...............2,3
                   Consolidated Statements of Cash Flows.............4
                   Note to Consolidated Financial Statements.........6


           Item 2. Management's Discussion and Analysis
                        or Plan of Operations..................6 to 14


                           Part II. Other Information

          Item 1. Legal Proceedings.................................16

          Item 2. Changes in Securities.............................16

          Item 3. Defaults Upon Senior Securities...................16

          Item 4. Submission of Matters to a Vote
                            of Security Holders.....................16

          Item 5. Other Information.................................16

          Item 6. Exhibits and Reports on Form 8-K.............18 & 19


          Signatures................................................17

Part I. Financial Statements
Item 1.

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

            Assets
                                                          06/30/96        12/31/95

Cash and due from banks ............................   $  2,501,093    $  2,316,465
Federal funds sold .................................        110,000       1,260,000
Investment securities:
 Available for sale ................................      5,732,075       4,945,680
 Held to maturity ..................................      4,445,877       4,087,345
Loans, net of unearned income ......................     40,121,186      37,442,325
         Less allowance for possible
           loan losses .............................        609,000         570,000
                                                       ------------    ------------
                  Loans, net .......................     39,512,186      36,872,325
                                                       ------------     -----------

Premises and equipment, net ........................      2,493,303       2,548,695
Other assets .......................................        839,018         743,665
                                                       ------------    ------------
                                                       $ 55,633,552    $ 52,774,175
                                                       ============     ===========

         Liabilities and Shareholders' Equity

Liabilities:
   Deposits:
         Noninterest-bearing deposits ..............   $  4,650,717    $  4,253,543
         Interest-bearing deposits .................     43,314,117      40,629,146
                                                       ------------    ------------
                  Total deposits ...................     47,964,834      44,882,689
  Borrowings .......................................        577,750         700,000
  Accrued expenses and other liabilities ...........        720,757         776,866
  Accrued dividend payable .........................              0         215,689
                                                       ------------    ------------
                  Total liabilities ................     49,263,341      46,575,244
                                                        -----------    ------------
Shareholders' equity:
         Common stock, $1 par value. Authorized
          10,000,000 shares; 862,845 issued and
          outstanding ..............................        862,845         862,755
         Additional paid-in capital ................      4,821,527       4,820,492
         Retained earnings .........................        723,234         516,150
         Net unrealized holding losses on investment
           securities available for sale ...........        (37,395)        (   466)
                                                         ----------     ------------
                  Total shareholders' equity .......      6,370,211        ,198,931
                                                         ----------      -----------

                                                       $ 55,633,552     $ 52,774,175
                                                       ============     ============


See accompanying note to consolidated financial statements.



                       EAGLE BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                                                              Three months ended
                                                                    June 30,
                                                            1996            1995
Interest income:
         Loans, including fees ......................   $ 1,031,580    $   927,855
         Interest earning deposits in financial
             institutions ...........................             0          2,677
         Federal funds sold .........................        11,751         17,824
         Investment securities:
                  taxable ...........................       122,936        106,503
                  nontaxable ........................        21,041          7,059
                                                        -----------    -----------
                  Total interest income .............     1,187,308      1,061,918
                                                        -----------    -----------
Interest expense:
         Deposits ...................................       548,955        490,763
         Other borrowings ...........................         9,790              0
                                                        -----------    -----------
              Total interest expense ................       558,745        490,763
                                                        -----------    -----------

                  Net interest income ...............       628,563        571,155
Provision for possible loan losses ..................        20,735         26,652
                                                        -----------    -----------
                  Net interest income after provision
                    for possible loan losses ........       607,828        544,503
                                                        -----------    -----------
Noninterest income:
         Service charges on deposit accounts ........        91,893         79,663
         Securities losses ..........................        (4,766)        (4,531)
         Other operating income .....................        12,881         11,954
                                                        -----------    -----------
                  Total noninterest income ..........       100,008         87,086
                                                        -----------    -----------
Noninterest expense:
         Salaries and employee benefits .............       269,776        222,241
         Net occupancy and equipment expense ........        68,951         55,820
         Other operating expense ....................       206,531        201,674
                                                        -----------    -----------
                  Total noninterest expense .........       545,258        479,735
                                                        -----------    -----------
Income before income taxes ..........................       162,578        151,854

Income taxes ........................................        61,805         57,886

                                                        -----------    -----------
         Net income .................................   $   100,773    $    93,968
                                                        ===========    ===========


Net income per share ................................   $      0.11    $      0.11
                                                        ===========    ===========


See accompanying notes to consolidated financial statements.
                                     Page 2



                       EAGLE BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                                                              Six months ended
                                                                   June 30,
                                                            1996           1995
Interest income:
         Loans, including fees ......................   $ 2,071,799    $ 1,776,934
         Interest earning deposits in financial
             institutions ...........................             0          6,335
         Federal funds sold .........................        29,124         33,703
         Investment securities:
                   taxable ..........................       235,871        215,051
                   nontaxable .......................        40,535         14,145
                                                        -----------    -----------
                  Total interest income .............     2,377,329      2,046,168
                                                        -----------    -----------
Interest expense:
         Deposits ...................................     1,097,684        899,113
         Other borrowings ...........................        11,209              0
                                                        -----------    -----------
              Total interest expense ................     1,108,893        899,113

                  Net interest income ...............     1,268,437      1,147,055

Provision for possible loan losses ..................        34,263         31,652
                                                        -----------    -----------
                  Net interest income after provision
                    for possible loan losses ........     1,234,174      1,115,403
                                                        -----------    -----------
Noninterest income:
         Service charges on deposit accounts ........       178,796        159,420
         Securities losses ..........................        (4,766)        (4,531)
         Other operating income .....................        31,583         34,170
                                                        -----------    -----------
                  Total noninterest income ..........       205,613        189,059
                                                        -----------    -----------
Noninterest expense:
         Salaries and employee benefits .............       554,477        433,962
         Net occupancy and equipment expense ........       140,297        112,412
         Other operating expense ....................       415,255        393,795
                                                        -----------    -----------
                  Total noninterest expense .........     1,110,029        940,169
                                                        -----------    -----------
         Income before income taxes .................       329,758        364,293
Income taxes ........................................       122,674        138,594
                                                        -----------    -----------
         Net income .................................   $   207,084    $   225,699
                                                        ===========    ===========


Net income per common share .........................   $      0.23    $      0.26
                                                        ===========    ===========




See accompanying notes to consolidated financial statements.




                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                Six months ended
                                                                     June 30,
                                                             1995            1995

Cash flows from operating activities:
Net income ..........................................   $   207,084    $   225,699
Adjustments to reconcile net income
  to net cash provided by operating activities:
         Provision for possible loan losses .........        34,263         31,652
         Depreciation ...............................        79,611         63,348
         Stock Compensation Expense .................         1,125              0
         Amortization and (accretion), net ..........        (9,556)        (7,144)
         Accretion of deferred loan fees ............       (14,208)       (13,385)
         Loan fees ..................................        29,167         53,315
         Amortization of organizational cost ........                        4.895          8,924
         Securities losses ..........................         4,766          4,531
         (Increase) decrease in other assets ........       (95,353)        15,294
         Increase (decrease) in other
             liabilities ............................       (56,109)       (21,178)
                                                         -----------    -----------
                  Net cash provided by
                           operating activities .....       185,685        361,056
                                                         -----------    -----------
Cash flows from investing activities:
         Increase in loans, net .....................    (2,678,861)    (3,848,393)
         Proceeds from:
            maturities of investment securities
                  held to maturity ..................     1,300,000      1,000,000
            sales of investment securities
                  available for sale ................       500,000      2,200,000
            maturities of interest earning deposits
                  in financial institutions .........             0        500,000
         Purchase of investment securities
              investment in interest-earning deposits
                  in financial institutions .........             0       (500,000)
              available for sale ....................    (1,333,651)    (2,111,908)
              held to maturity ......................    (1,658,532)             0
         Purchase of premises and equipment .........       (24,219)       (58,693)
                                                         -----------    -----------
                  Net cash used in investing
                           activities ...............    (3,895,263)    (2,818,994)
                                                         -----------    -----------




                                                       Six months ended
                                                            June 30,
                                                      1996           1995

Cash flows from financing activities:
         Increase in deposits Net ............     3,082,145      2,264,803
         Increase (decrease) in
            federal funds purchased ..........      (700,000)             0
         Other borrowings ....................       577,750              0
         Cash dividend .......................      (215,689)             0
                                                  -----------   -----------
                Net cash provided by financing
                  activities .................     2,744,206      2,264,803
                                                  -----------   -----------
                Net decrease in cash and
                  cash equivalents ...........   (   965,372)  (    143,307)

Cash and cash equivalents at beginning
                  of period ..................     3,576,465      2,609,517
                                                 -----------    -----------
Cash and cash equivalents at end of
                  period .....................   $ 2,611,093    $ 2,466,210
                                                 ===========     ===========
Supplemental disclosures of cash paid during the period for:
         Interest ............................   $ 1,085,248    $   727,717
         Income taxes ........................   $   189,333    $    95,456































See accompanying notes to consolidated financial statements.

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The unaudited consolidated financial statements include the accounts of Eagle Bancorp, Inc. ("the Company") and its wholly owned subsidiary, Eagle Bank and Trust. The accompanying unaudited consolidated financial statements do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to a fair statement of the financial position and results of operations for the periods covered by this report have been included.

Item 2.

Management's Discussion and Analysis or Plan of Operations

                                    GENERAL

The following is a discussion of the Company's financial condition at June 30, 1996 compared to December 31, 1995, and the results of its operations for the three and six month periods ended June 30, 1996 compared to the comparable periods ended June 30, 1995. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements appearing elsewhere in this report and the Company's 1995 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.


Eagle Bancorp, Inc. (the "Company") is a one-bank holding company providing a full range of banking services to individual and corporate customers in Bulloch County and surrounding areas through its wholly-owned bank subsidiary, Eagle Bank and Trust (the "Bank"). The Bank operates under a state charter granted by the Georgia Department of Banking and Finance (the "GDBF") and serves its customers from its two banking facility in Statesboro, Georgia.


                              FINANCIAL CONDITION

During the first six months of 1996, total assets increased $2,859,377 or approximately 5.4% (10.8% per annum) as compared to amounts at December 31, 1995. This increase was a result of the bank's deposit base increasing by approximately $3,082,145. The Bank's asset mix changed by an increase in loans of $2,678,861 or approximately 7.2% and an increase in investment securities of $1,144,927 when compared to the December 31, 1995 levels. This increase in loans and investments was funded by the increase in deposits. The following is a summary of the Company's deposits by type at June 30, 1996 and December 31, 1995:

                                             6/30/96      12/31/95


Noninterest-bearing demand deposits ...   $ 4,650,717   $ 4,253,543
NOW accounts ..........................     6,775,467     6,137,518
Money market accounts .................     1,992,191     2,096,008
Savings accounts ......................     2,640,237     2,650,107
Individual retirement accounts ........     2,854,911     2,762,189
Certificates of deposits of $100,000 or
    more ..............................     8,093,002     5,953,410
Certificates of deposits of $100,000 or
    less ..............................    20,958,309    21,029,914
                                          -----------   -----------
Total deposits ...............            $47,964,834   $44,882,689
                                           ==========  ============

The Company's rate of growth of approximately 5.4% (10.8% per annum) for the first half of 1996 approximates the 5.4% (10.8% per annum) growth that the Company achieved for the first half of 1995. Factors expected to contribute to a continuation of the Company's growth rate include:

1) the current loan and deposit rate environment in the local area and the bank's community evolvement
2) a relatively stable economy in the local area, and
3) management's emphasis on profitability.

The Company believes it can continue to achieve growth for 1996 in the 10% range.



                    LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management involves the matching of cash flow requirements of customers, those of depositors withdrawing or depositing funds and borrowers needing loans, and the ability of the Company to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so maturities of assets are such that adequate funds are provided to meet estimated customer withdrawals and loan fundings.

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its needs to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. The Company may also utilize its cash and due from banks, federal funds sold and investment securities available for sale to meet liquidity requirements. At June 30, 1996, the Company's cash and due from banks equalled $2,501,093, its investment securities available for sale equalled $5,732,075, and its federal funds sold equalled $110,000. All of these assets could be converted to cash on short notice.

Subject to certain conditions, the Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with certain banks for short-term unsecured advances up to $3,500,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $5,000,000. During the first six months of 1996, the Company had outstanding borrowings of $590,000 on a long-term basis from the Federal Home Loan Bank to match loan funding rates and maturities with loan borrowing rates and maturities.

The Company's liquidity position, calculated as cash and due from banks, federal funds sold, and investment securities not pledged divided by deposits, equalled 28.54% as of June 30, 1996 compared to 21.00% as of December 31, 1995. The Company's optimum liquidity ratio is 30% with a minimum acceptable ratio of 20%. Management monitors liquidity daily and is striving to maintain its liquidity ratio between 20% and 30%.

The Company continues to monitor the percentage of certificates of deposit of $100 thousand and over (jumbo deposits) to total deposits. At June 30, 1996 jumbo deposits equalled 16.9% of total deposits of $47,964,834. At June 30, 1995 jumbo deposits equalled 12.8% of total deposits of $42,967,623. A substantial portion of theses jumbo deposits are with individuals who reside in the Company's primary service area who are either shareholders, organizers, or directors of the Company and whom the Bank has had consistent deposit relations since inception.

The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of June 30, 1996.

                         INTEREST RATE SENSITIVITY TABLE


                                                        0-90 days      91-365 day         One to Fiv           Over five years
                                                       Current     Current Cumulative   Current Cumulative     Current Cumulative
                                                        -------   -------   -------    ------- ------------    -------- ---------
  Interest-sensitive assets:
Loans ...............................................     7,544     16,758    24,302     14,581    38,883     1,252    40,135

Investment securities ...............................       750      2,334     3,084      7,094    10,178         0    10,178
Federal Funds sold ..................................       110          0       110          0       110         0       110
                                                        -------    -------   -------    -------   -------   -------   -------

    Total interest-sensitive assets .................     8,404     19,092    27,496     21,675    49,171     1.252    50,423

  Interest-sensitive liabilities:

NOW, money market, and
  savings accounts ..................................    11,409          0    11,409          0    11,409         0    11,409

Individual retirement accounts and
certificates of deposits ............................     7,267     18,299    25,566      6,339    31,905         0    31,905

Borrowings ..........................................         0          0         0          0         0       578       578
                                                        -------    -------   -------    -------   -------   -------   -------
     Total interest-sensitive
      liabilities ...................................    18,676     18,299    36,975      6,339    43,314       578    43,892
                                                        -------    -------   -------    -------   -------   -------   -------
Interest-sensitivity gap ............................   (10,272)       793    (9,479)    15,336     5,857       578     6,531
                                                        =======    =======   =======    =======   =======   =======   =======
Ratio to total interest
   sensitive assets .................................    -20.37       1.57    -18.80      30.41     11.61      1.34     12.95
                                                        =======    =======   =======    =======   =======   =======   =======

Because of continued pressures of rising rates and the Company's net liability sensitive position in the one year horizon at June 30, 1996, the Company believes downward pressures on its net interest margin could have a negative impact on net interest income in 1996.

Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

                                CAPITAL RESOURCES

The Company continues to maintain a satisfactory level of capital as measured by its total shareholders' equity to total assets ratio of 11.45% at June 30, 1996 as compared to 11.75% at December 31, 1995. Management anticipates the existing capital levels will be adequate to sustain the Company's anticipated growth for the foreseeable future.


The Company in October, 1995 completed construction on its first branch facility which is located at 726 Northside Drive, Statesboro, Georgia. The Company's existing investment in the land for the branch facility of $217,000, the Company's capital expenditures related to the new branch facility were $613,000 for a total investment in the new branch of $830,000. The Company does not expect to make any other significant capital expenditures for the remainder of 1996.

The Company is not aware of any recommendations by regulatory authorities which, if implemented would have a significant impact on its liquidity, capital resources, or operations except for the recent FDIC reduction in insurance premiums on deposits which has had a favorable impact on the Company's results of operations.

The Georgia Department of Banking and Finance requires that State- chartered banks in Georgia maintain a ratio of primary capital, as defined, to total assets of not less than 6%. The Company intends to maintain a satisfactory level of capital necessary to satisfy regulatory requirements and to accommodate expected growth patterns.

The following tables compare the Company's and its subsidiary's capital ratios to the minimum capital ratios required to be maintained under applicable regulatory guidelines at June 30, 1996.


Eagle Bancorp, Inc. and Subsidiary
                                                                                 Required
                                                               Actual            Minimum              Excess
                                                               -----            ---------             ------
                                                           %     Amount         %       Amount      %     Amount
                                                        -----    -----         ----      -----    ----    -----

Tier 1 capital ......................................      15.88%    6,407      6.00%   2,421      9.88%  3,986

Risk based capital ..................................      17.39%   7,.016      8.00%   3,228      9.39%  3,778

Leverage ratio ......................................      11.52%    6,407      3.00%   1,669      8.52%  4,738


Eagle Bank and Trust

Tier 1 capital ......................................      13.93%    5,622      6.00%   3.338      7.93%  2,284

Rick based capital ..................................      15.44%    6,231      8.00%   3,228      7.44%   3,003

Leverage ratio ......................................      10.42%    5,622      3.00%   1,669      7.42%   3,953



                              RESULTS OF OPERATIONS
Net Interest Income

The Company's net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, is the Company's principal source of income. Interest-earning assets for the Company include loans, federal funds sold, and investment securities.

Net interest income for the three month period ended June 30, 1996 equalled $628,563 or 10.05% more than the three month period ending June 30, 1995 of $571,155. The average yield earned on interest-earning assets increased to 9.40% for the three month period ended June 30, 1996 from 8.92% for the similar three month period ended June, 30, 1995 and the average rate paid on interest-bearing liabilities increased to 5.22% for the three month period ended June 30, 1996 from 4.08% for the comparable period ended June 30, 1995. The Company's net interest margin for the three month period ended June 30, 1996 was 4.98% compared to 4.84% for the comparable period ended June 30, 1995.

Net interest income for the six month period ended June 30, 1996 equalled $1,268,437 or 10.58% more than the six month period ending June 30, 1995 of $1,147,055. The average yield earned on interest-earning assets increased to 9.60% for the six month period ended June 30, 1996 from 9.14% for the similar period ended June 30, 1995 and the average rate paid on interest-bearing liabilities increased to 5.80% for the six month period ended June 30, 1996 from 4.18% for the six month period ended June 30, 1995. The Company's net interest margin for the six month period ended June 30, 1996 was 5.12% compared to 4.96% for the period ended June 30, 1995.

Although management continues to explore methods to improve its net interest margin, there are no assurances that current levels can be maintained due to market interest rate fluctuations and the very competitive local banking environment.

Provision for Possible Loan losses

The Company provides for possible loan losses based upon information available at the end of each period. By evaluating the adequacy of the allowance for possible loan losses at the end of each period, management maintains the allowance for possible loan losses at a level adequate to provide for losses that can reasonably be anticipated. The level of allowance for possible loan losses is based on management's periodic loan-by-loan evaluation and other analysis of its loan portfolio, as well as its assessment of prevailing and anticipated economic conditions in Southeast Georgia.

A substantial portion of the Company's loans are secured by real estate, including real estate and other collateral in Bulloch County and surrounding counties. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in economic conditions in these market areas.

The allowance for possible loan losses approximated 1.52% of outstanding loans at June 30, 1996 as compared to 1.52% at December 31, 1995 and 1.50% at June 30, 1995. The allowance increased to $609,000 at June 30, 1996 from $570,000 at December 31, 1995 and $559,300 at June 30, 1995. The allowance relates primarily to the level of the loan portfolio and related credit risks. The provision for the first six months of 1995 was $34,263 compared to $31,652 for the first six months of 1995. The provision for the three months ended June 30, 1996 was $20,735 as compared to $26,652 for the same period ended June 30, 1995. Net recoveries for the six month period ended June 30, 1996 equalled $4,737 compared to net recoveries of $148 for the comparable period in 1995.

The following table summarizes nonperforming loans, potential problem loans, and allowance for possible loan losses data as of June 30, 1996 and December 31, 1995.


                                                                                  June 30,   December 31,
                                                                                    1996       1995
                                                                                  -------    -------
                                                                                     (in thousands)

Nonperforming loans
  (over 90 days past due) ..................................................         36          629
Potential problem loans
  (internally classified) ..................................................         26          291
Asset Quality Ratios:
  Nonperforming loans to total
   loans, net of unearned income ...........................................         0.09%      1.68%

  Nonperforming loans to total assets ......................................         0.06%      0.78%

  Nonperforming loans and potential
   problem loans to total assets ...........................................         0.11%      2.46%

Allowance for possible loan losses
  to nonperforming loans ...................................................        16.92X      0.91X

Allowance for possible loan
  losses to nonperforming loans
  and potential problem loans ..............................................         9.82X      0.62X

** Potential problem loans are loans 60 to 89 days past due.

The Company's management believes that the allowance for possible loan losses is adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income, net of securities losses, is primarily comprised of service charges on deposit accounts, which for the six month period ended June 30, 1996 was approximately $210,379 as compared to $193,590 for the comparable period in 1995. Service charges on deposit accounts includes fees on deposit accounts, fees for returned checks and fees for overdraft accounts. Noninterest income, net of securities losses for the three months ended June 30, 1996 was $104,774 compared to $91,617 for the three months ended June 30, 1995. These increases were primarily from service charges on deposit accounts which increase with the overall levels of deposit accounts..

Noninterest Expense

Noninterest expenses are composed primarily of salaries and employee benefits, net occupancy and equipment expense, and other operating expense as shown below. The Company experienced other operating expenses of approximately $1,110,029 for the six month period ended June 30, 1996 compared to $940,169 for the comparable period of 1995. The Company experienced other operating expenses of approximately $545,258 for the three months ended June 30, 1996 compared to $479,735 for the three months ended June 30, 1995. Other operating expenses increased approximately 18.07% and 13.66% for the six month and three month periods ended June 30, 1996 as compared to the same periods ended June 30, 1995. A substantial percentage of this increase relates directly to the opening of the full service branch facility in October, 1995, which required the addition of approximately 5 full-time equivalent employees as well as increased occupancy and equipment expense. Substantial components of noninterest expenses are shown below:

Other Operating Expenses:

                                        Six months ended
                                            June 30,
                                         1996       1995

Salaries and employee benefits .....   $554,477   $433,962
Net occupancy and equipment expense     140,297    112,412
Data processing expense ............     55,185     46,875
Regulatory assessments .............      7,311     54,107
Insurance expense ..................     14,085     15,925
Stationery and supplies
   expense .........................     51,874     28,796
Legal expense ......................     17,553     12,824
Postage ............................     28,386     26,247
Accounting and audit fees ..........     26,580     17,020
Advertising and marketing expense ..     31,275     27,822
Amortization of
   organizational cost .............      4,895      8,924
ATM interchange expense ............     13,269     23,971
Directors' fees ....................     23,400     25,500
Dues and subscriptions .............     12,205      5,629
Business taxes and licenses ........     18,049     12,171
Correspondent bank services ........     15,248     14,172

Income Taxes

The Company has recorded income tax expense of $122,674 for the six months ended June 30, 1996 representing an effective tax rate of approximately 37% which compares to an effective tax rate of 38% recorded for the comparable period of 1995. The Company recorded for the three months ended June 30, 1996 income tax expense of $61,805 or 38% as compared to $57,886 or 38% for the same period ended June 30, 1995.

Net Income

The Company earned net income of $207,084 or approximately 0.23 per share for the six month period ended June 30, 1995. This compares to $225,699 or approximately 0.26 per share for the like period ended June 30, 1995. The Company earned net income of $100,773 or approximately 0.11 per share for the three months ended June 30, 1996. This compares to $131,731 or approximately
0.11 per share for the same period ended June 30, 1995. The decrease in net income is a direct result of the additional expenses (salaries and facilities) incurred in the opening of the branch.

Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates in order to meet regulatory capital requirements. The Company copes with the effects of inflation through effectively managing its interest rate sensitivity gap position and by periodically reviewing and adjusting the pricing of services to consider current costs.

Part II. Other Information
Item 1.

Legal Proceedings.
None

Item 2.

Changes in Securities
None

Item 3.

Defaults upon Senior Securities
None


ITEM 4.

Submission of matters to a vote of security holders.

A) At the Annual Meeting of Shareholders held on May 28, 1996, the following directors were elected to hold office for the coming year:
                                For        Againist    Abstained

T.J. Morris, Jr.             576,444          0            0
W. Dale Parker               576,444          0            0
Erskine Russell              576,444          0            0
Solly Trapnell               576,444          0            0

The following directors will continue their term: Julian B. Hodges, Jr., Paul E. Parker, Robert D. Coston, Betty K. Minick, Paul A. Whitlock, Jr., Lemuel A. Deal, Robert E. Lane, James B. Lanier, Jr., Marcus B. Seligman and Andrew M. Williams, III.

(B) At the Annual Meeting of Shareholders held on May 28, 1996, KPMG Peat Marwick, LLP was ratified as the independent auditors for the Company. Votes were cast as follows:

For 574,044
Against 300
Abstain 2,550

Item 5.
Other Information

Item 6.
Exhibits and Reports on Form 8-K

(a) Exhibits.
The following exhibit is attached:
Exhibit 11.1 Computation of Earnings per Common Share

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              EAGLE BANCORP, INC.



                                              By:/S/ Andrew M. William, III
                                                 Andrew M. Williams, III
                                                 President
                          (Principal Executive Officer)


                                              By:/S/ William E. Green
                                                 William E. Green
                                                 Assistant Secretary
                        (Principal Financial Officer and
                          Principal Accounting Officer)



                                             Date: August 14, 1996


                                                                                                             Exhibit 11.1

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                    Computation of Earnings per Common Share
                                   (Unaudited)



                                                                                               Six months ended
                                                                                               June 30,
                                                                                           1996        1995

                  Primary

Net Income ............................................................................   $207,084   $225,699
                                                                                         =========   =========
Shares:
  Weighted average number of common shares outstanding ................................    862,845    862,755
  Shares issuable from assumed exercise of options
   and warrants .......................................................................     17,186      6,313
                                                                                          --------   ---------
         Weighted average number of common shares
           and common share equivalents ...............................................    880,031    869,068
                                                                                          ========   =========

Net income per common share and common share equivalent ...............................   $   0.24   $   0.26
                                                                                          ========   =========

                  Fully Diluted

Net income: ...........................................................................   $207,084   $225,699
                                                                                          ========   =========

Shares:
 Weighted average number of common shares as adjusted
   per primary computation above ......................................................    880,031    869,068
 Additional shares issuable from assumed exercise of
  options and warrants computed on a fully
  diluted basis .......................................................................          0          0
                                                                                          --------   ---------
                                                                                           880,031     869,068
                                                                                          ========   =========



Net income ............................................................................ $    0.23    $    0.26
                                                                                          ========    =========






                                                                                                        Exhibit 11.1 (cont)

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                    Computation of Earnings per Common Share
                                   (Unaudited)


                                                          Three months ended June 30,
                                                            1996              1995

                  Primary


Net Income ............................................   $100,773        $ 93,968
                                                          ========        ========
Shares:
  Weighted average number of common shares outstanding     862,845         862,755
  Shares issuable from assumed exercise of options
   and warrants .......................................     17,186           6,313
                                                          --------        ---------
         Weighted average number of common shares
           and common share equivalents ...............    880,031         869,068
                                                          ========        =========

Net income per common share and common share equivalent   $   0.11       $    0.11
                                                          ========        =========

                  Fully Diluted

Net income: ...........................................   $100,773        $ 93,968
                                                          ========        =========

Shares:
  Weighted average number of common shares as adjusted
   per primary computation above ......................    880,031         869,068
 Additional shares issuable from assumed exercise of
  options and warrants computed on a fully
  diluted basis .......................................          0               0
                                                          --------       ---------
                                                           880,031         869,068
                                                         =========       =========



Net income ............................................ $     0.11      $     0.11
                                                          ========       =========

