Form 10QSB
period 1996-09-30
EAGLE BANCORP INC /GA/
filed 1996-11-15
CIK 865792

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                             15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                              OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                         15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM          TO

For the quarter ended                    Commission file number
September 30, 1996                                         0-19228

                      EAGLE BANCORP, INC.
    (Exact name of Registrant as specified in its charter)

GEORGIA                                      58-1860526
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

862,845 shares of Common Stock, $1 par value per share, were outstanding as of November 13, 1996.

                      EAGLE BANCORP, INC.
                        AND SUBSIDIARY



Index

Part I.       Financial Statements

                                    Page No.

     Item 1.  Consolidated Balance Sheets.......................1
              Consolidated Statements of Income...............2-3
              Consolidated Statements of Cash Flows...........4-5
              Notes to Consolidated Financial Statements........6


     Item 2.  Management's Discussion and Analysis
                  or Plan of Operations....................7-16


Part II.      Other Information

     Item 1.  Legal Proceedings...............................17

     Item 2.  Changes in Securities...........................17

     Item 3.  Defaults Upon Senior Securities.................17

     Item 4.  Submission of Matters to a Vote
                       of Security Holders...................17

     Item 5.  Other Information...............................17

     Item 6.  Exhibits and Reports on Form 8-K................17



Signatures.....................................................18


Part I. Financial Statements
Item 1.

              EAGLE BANCORP, INC. AND SUBSIDIARY
                  Consolidated Balance Sheets


                          (Unaudited)

         Assets                              09/30/96     12/31/95
                                             --------     --------
Cash and due from banks................... $ 2,123,249 $ 2,316,465
Federal funds sold........................      20,000   1,260,000
Investment securities:
 Available for sale.......................   7,055,443   4,945,680
 Held to maturity.........................   3,789,587   4,087,345
Loans, net of unearned income.............  41,083,039  37,442,325
     Less allowance for possible
       loan losses....................       618,027      570,000
                                         ------------ ------------
         Loans, net...............        40,465,012   36,872,325
                                         ------------ ------------

Premises and equipment, net.............   2,511,816    2,548,695
Other assets............................     871,251      743,665
                                         ------------ ------------
                                         $56,836,358  $52,774,175
                                         ============ ============

     Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
     Noninterest-bearing deposits.......... $  4,649,746 $ 4,253,543
     Interest-bearing deposits.............   44,296,168  40,629,146
                                            ------------ ------------
         Total deposits................       48,945,914  44,882,689

  Borrowings...............................      563,000     700,000
  Accrued expenses and other liabilities...      809,313     776,866
  Accrued dividend payable.................            0     215,689
                                           ------------  ------------
         Total liabilities                    50,318,227  46,575,244
                                            ------------ ------------
Shareholders' equity:
     Common stock..........................      862,845     862,755
     Additional paid-in capital............    4,821,527   4,820,492
     Retained earnings.....................      858,702     516,150
     Net unrealized holding losses in
      investment securities available
      for sale.............................      (24,943)    (    466)
                                            ------------- ------------
         Total shareholders' equity.           6,518,131    6,198,931
                                           -------------  ------------

                                            $ 56,836,358 $ 52,774,175
                                           ============= ============



See accompanying notes to consolidated financial statements.
                            Page 1



              EAGLE BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Income
                          (Unaudited)
                                              Three months ended
                                                 September 30,
                                             1996        1995
Interest income:
   Loans, including fees................ $ 1,091,325  $1,002,152
   Federal funds sold...................      11,429      28,483
   Investment securities: Taxable.......     132,090      98,319
                      Nontaxable....          23,280       7,850
                                         -----------  ----------
     Total interest income..........       1,258,124   1,136,804

Interest expense
  Deposits............................       560,774     539,330
  Borrowings............................       9,868           0
                                          -----------  ----------
     Total interest expense.........         570,642     539,330
                                          -----------  ----------
         Net interest income.....            687,482     597,474

Provision for possible loan losses.......      23,943     43,751
                                          -----------  ----------
         Net interest income after provision
           for possible loan losses......     663,539    553,723
                                          -----------  ----------
Noninterest income:
   Service charges on deposit accounts...      81,113     79,117
   Loss on sale  of securities...........      (5,700)         0
   Other operating income................      14,157     12,181
                                          -----------  ----------
         Total noninterest income........      89,570     91,298
                                          -----------  ----------
Noninterest expense:
   Salaries and employee benefits........     245,459    229,360
   Net occupancy and equipment expense...      71,869     53,630
   Other operating expense...............     216,210    177,008
                                         -----------  -----------
         Total noninterest expense........     533,538    459,998
                                         -----------  -----------
Income before income taxes                   219,571     189,023
Income taxes...................               84,103      41,271
                                         -----------  ----------
     Net income ............             $   135,468  $  143,752
                                         ===========  ==========


Net income per share................     $      0.15  $     0.17
                                         ===========  ==========






See accompanying notes to consolidated financial statements.



              EAGLE BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Income
                          (Unaudited)
                                               Nine months ended
                                                September 30,
                                             1996        1995
Interest income:
   Loans, including fees................ $ 3,163,123  $2,779,086
   Interest on deposits in financial
     institutions...................               0       6,335
   Federal funds sold...................      40,553      62,186
   Investment securities: Taxable.......     367,963     313,370
               Nontaxable....                 63,815      21,995
                                         -----------  ----------
         Total interest income             3,635,454   3,182,972

Interest expense ......................
   Deposits............................    1,658,460   1,438,442
   Borrowings..........................       21,076           0
                                         -----------  ----------
     Total interest expense........        1,679,536   1,438,442
                                         -----------  ----------
         Net interest income....           1,955,918   1,744,530

Provision for possible loan ............      58,206      75,403
                                         -----------  ----------
     Net interest income after provision
         for possible loan losses......    1,897,712   1,669,127
                                         -----------  ----------
Noninterest income:
   Service charges on deposit accounts...     259,910    238,537
   Securities losses.....................     (10,467)    (4,530)
   Other operating income................      45,740     46,350
                                         -----------  ----------
     Total noninterest income........        295,183     280,357
                                         -----------  ----------
Noninterest expense:
   Salaries and employee benefits........     799,936    663,321
   Net occupancy and equipment expense...     212,166    166,042
   Other operating expense...............     631,464    570,805
                                         -----------  -----------
     Total noninterest expense.......      1,643,566   1,400,168
                                         -----------  -----------
Income before income taxes .............     549,329     549,316
Income taxes............................     206,777     179,866
                                         -----------  -----------

         Net income   ............       $   342,552  $  369,450
                                         ===========  ===========
Net income per share.................... $      0.39  $     0.43
                                         ===========  ===========






See accompanying notes to consolidated financial statements.


                      EAGLE BANCORP, INC.
             Consolidated Statements of Cash Flows
                          (Unaudited)
                                                 Nine months ended
                                                   September 30,
                                                 1996      1995
Cash flows from operating activities:
Net income      ...........................  $   342,552 $ 369,450
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Provision for possible loan losses.....      58,206    75,403
     Depreciation...........................     124,169    94,778
     Stock compensation expense.............       1,125         0
     Amortization and (accretion), net......     (17,979)  ( 5,347)
     Amortization of organization cost......       4,894    13,442
     Accretion of deferred loan fees........     (23,401)  (23,338)
     Loan fees, net.........................      32,031    28,968
     Securities losses..............              10,467     4,531
     Increase in other assets...............    (127,586) ( 24,721)
     Increase in other
         liabilities........................      32,477   118,431
                                           -------------  ----------
         Net cash provided by
              operating activities.........      436,955   651,597
                                           ------------- ----------
Cash flows from investing activities:
     Increase in loans, net.................  (3,661,971) (4,553,481)
     Proceeds from:
       Sales of investment securities......    1,300,000  1,000,000
       Maturities of investment securities.    1,500,000  2,200,000
       Maturities of interest-earning deposits
          in financial institutions....                0    500,000
     Purchase of:
       interest-earning deposits in
          financial institutions............           0   (500,000)
       Investment securities:
       available for sale...................  (2,972,914) (2,478,095)
           held to maturity.................  (1,658,532)          0
     Purchase of premises and equipment....     ( 87,290)   (347,757)
                                             ------------ -----------
         Net cash used in investing
              activities...................   (5,583,155) (4,179,333)
                                             ------------ -----------


         Consolidated Statements of Cash Flows (Cont)

Cash Flow from financing activities:
     Net increase in deposits...              4,063,225    3,691,720
     (Decrease) in
        federal funds purchased......          (700,000)           0
     Increase in other borrowings.....          563,000            0
     Cash dividends...................         (215,689)           0
                                            ------------ -----------
     Net cash provided by financing
           activities:.................       3,710,536    3,691,720
                                          -------------  -----------
     Net increase (decrease) in cash and
         cash equivalents.................   (1,433,216)     163,984
     Cash and cash equivalents at beginning
         of period........................    3,576,465    2,609,517
                                            -----------  -----------
     Cash and cash equivalents at
      end of period.                       $  2,143,249   $2,773,501
                                           ============  ===========
Supplemental disclosures of cash paid during period for:
     Interest...                            $ 1,619,059  $ 1,159,585
     Income taxes..                         $   252,713  $   143,184






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

Item 2.
  Management's Discussion and Analysis or Plan of Operations


                            GENERAL

The following is a discussion of the Company's financial condition at September 30, 1996 compared to December 31, 1995, and the results of its operations for the three and nine month periods ended September 30, 1996 compared to the comparable periods ended September 30, 1995. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements appearing elsewhere in this report and the Company's 1995 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

Eagle Bancorp, Inc. (the "Company") is a one-bank holding company providing a full range of banking services to individual and corporate customers in Bulloch County and surrounding areas through its wholly-owned bank subsidiary, Eagle Bank and Trust (the"Bank"). The Bank operates under a state charter granted by the Georgia Department of Banking and Finance (the "GDBF") and serves its customers from its main banking facility in Statesboro, Georgia. The Company and the Bank were formed in September, 1989 and were a developmental stage enterprise until the Bank commenced operations on February 20, 1991.

                      FINANCIAL CONDITION

During the first nine months of 1996, total assets increased $4,062,183 or approximately 7.7% as compared to amounts at December 31, 1995. This increase was primarily a result of the bank's deposit base increasing by approximately $4,063,225. The Bank's asset mix changed by a decrease in federal funds sold of $1,240,000 while loans increased by $3,640,714 and investments increased by $1,812,013. This represents an increase of approximately 9.72% in loans and an increase of approximately 20.0% in investments.

The following is a summary of deposits:



                                          9/30/96         12/31/95


Noninterest-bearing deposits           $ 4,649,746       $ 4,253,543
NOW accounts                             6,806,135         6,137,518
Money market accounts                    1,982,932         2,096,008
Savings accounts                         2,606,333         2,650,107
Individual retirement accounts           2,817,840         2,762,189
Certificates of deposits of $100,000 or
    more                                 9,124,911         5,874,418
Certificates of deposits of $100,000 or
    less                                20,958,017        21,108,906
     Total deposits                    $48,945,914       $44,882,689
                                       ===========       ===========






The Company's rate of growth was approximately 9.05% for the nine months of 1996 as compared to 9.0% for the same period in 1995. Factors expected to contribute to a continuation in the Company's growth rate include:

     1) the current loan and deposit rate environment in the local area and the bank's community activities,
     2)  a relatively stable economy in the local area, and
     3)  management's emphasis on profitability.

The Company believes it can achieve growth for 1996 in the 10% range.

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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its needs to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. The Company may also utilize its cash and due from banks, federal funds sold and investment securities available for sale to meet liquidity requirements. At September 30, 1996, the Company's cash and due from banks equalled $2,123,249, its investment securities available for sale equalled $7,055,443, and its federal funds sold equalled $20,000. All of these assets could be converted to cash on short notice.

Subject to certain conditions, the Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with certain banks for short-term unsecured advances up to $3,500,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $5,000,000. During the first nine months of 1996, the Company had outstanding borrowings of $563,000 on a long-term basis from the Federal Home Loan Bank to match loan funding rates and maturities with borrowing rates and maturities.

The Company's liquidity position, calculated as cash and due from banks, federal funds sold, and investment securities not pledged divided by deposits, equalled 26.37% as of September 30, 1996 compared to 21.00% as of December 31, 1995. The Company's optimum liquidity ratio is 30% with a minimum acceptable ratio of 20%. Management monitors liquidity daily and is striving to maintain its liquidity ratio between 20% and 30%.

The Company continues to monitor the percentage of certificates of deposit of $100 thousand and over (jumbo deposits) to total deposits.
At September 30, 1996 jumbo deposits equalled 18.64% of total deposits of $48,945,914. At September 30, 1995 jumbo deposits equaled 13.46% of total deposits of $44,394,540. Jumbo deposits are primarily with individuals who reside in the Company's primary service area and to whom the Bank has had consistent deposit relations since inception. The current year's increase in the jumbo deposit balances are funds on deposit from various local governmental agencies and are secured by pledged collateral having a fair market value equal to at least 110% of those deposits.

The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as
                            Page 9
reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of September 30, 1996.


                INTEREST RATE SENSITIVITY TABLE


                                    0-90 days    91-365 days         One to Five Years      Over five years
                                    ---------    -----------         -----------------      --------------
                                     Current  Current Cumulative   Current Cumulative    Current Cumulative

Interest-sensitive assets:
Loans..............................  $ 7,705   $18,472   $26,177   $14,748    $40,925       $158   $41,083

Investment securities..............      550       910     1,460     8,657     10,117        728    10,845

Federal funds sold................        20         0        20         0         20          0        20
                                      ------    ------    ------    ------     ------      -----    ------

Total interest-sensitive assets....    8,275    19,382    27,657    23,405     51,062        886    51,948

  Interest-sensitive liabilities:

NOW, money market, and
  savings accounts.................   11,395         0    11,395         0     11,395          0    11,395

Individual retirement accounts and
Certificates of deposits............   5,277    21,196    26,473     6,428     32,901          0    32,901

Borrowings.........................        0         0         0         0          0        563       563
                                      ------   -------    ------    ------     ------      -----    ------
Total interest-sensitive
  liabilities..............           16,672    21,196    37,868     6,428     44,296        563     44,859
                                      ------    ------    ------    ------     ------      -----     ------

Interest-sensitivity gap..           $(8,397)  $(1,814)  (10,211)   $16,977    $6,766      $ 323    $ 7,089
                                      ======    ======   =======     ======    ======      ======    ======
Ratio to interest sensitive assets..  (16.17)%    3.86%   (19.66)%    32.68%   13.02%       0.62%     13.65%
                                      ======    ======    ======     ======     =====      ======    ======

Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

                       CAPITAL RESOURCES



The Company continues to maintain a satisfactory level of capital as measured by its total shareholders' equity to total assets ratio of 11.74% at September 30, 1996 as compared to 11.75% at December 31, 1995. Management anticipates the existing capital levels will be adequate to sustain the Company's anticipated growth for the foreseeable future.

The Company in October, 1995 completed construction of its first branch facility which is located at 726 Northside Drive, Statesboro, Georgia. The Company's existing investment in the land for the branch facility of $217,000, the Company's capital expenditures related to the new branch facility were $613,000 for a total investment in the new branch of $830,000. The Company completed the construction and installation of a new ATM drive-up facility at 335 South Main Street, Statesboro, Ga. in late September, 1996 at a cost of approximately $60,000. The Company does not expect to make any other significant capital expenditures for the remainder of 1996.

The Company is not aware of any recommendations by regulatory authorities which, if implemented would have a significant impact on its liquidity, capital resources, or operations except for the recent FDIC reduction in insurance premiums on deposits which has had a favorable impact on the Company's results of operations.

The Georgia Department of Banking and Finance requires that State-chartered banks in Georgia maintain a ratio of primary capital, as defined, to total assets of not less than 6%. The Company intends to maintain a satisfactory level of capital necessary to satisfy regulatory requirements and to accommodate expected growth patterns.

The following tables compare the Company's and its subsidiary's capital ratios to the minimum capital ratios required to be maintained under applicable regulatory guidelines at September 30, 1996.



Eagle Bancorp, Inc. and Subsidiary
                         Required
                         Actual  Minimum          Excess
                       --------  -------        --------
                         %       Amount      %      Amount       %      Amount
                        ------    ------    -----    -------    -----   ------

Tier 1 capital......... 15.56%   6,517    6.00%     2,513      9.56%    2,561

Risk based capital..... 17.04%   7,137    8.00%     3,350      9.04%    3,457

Leverage ratio......... 11.51%   6,543    3.00%     1,705      8.51%    4,838


Eagle Bank and Trust

Tier 1 capital......... 13.81%  5,783    6.00%     2,513       7.81%    3,270

Rick based capital..... 15.29%  5,783    8.00%     3,350       7.29%    2,433

Leverage ratio......... 10.22%  5,809    3.00%     1,705       7.22%    4,104



                    RESULTS OF OPERATIONS
Net Interest Income

The Company's net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, is the Company's principal source of income. Interest-earning assets for the Company include loans, federal funds sold and investment securities. The Company's interest-bearing liabilities consist of deposits, secured and/or unsecured borrowings.

Net interest income for the three month period ended September 30, 1996 equalled $687,482 or 15.06% more than the three month period ended September 30, 1995. The average yield earned on interest-earning assets was 9.69% for the three month period ended September 30, 1996 compared to 9.69% for the similar period ended September, 30, 1995 and the average rate paid on interest-bearing liabilities was 5.12% for the three month period ended September 30, 1996 compared to 4.90% for the comparable period ended September 30, 1995. The Company's net interest margin for the three month period ended September 30, 1996 was 4.57% compared to 4.79% for the three month period ended September 30, 1995.

Net interest income for the nine month period ended September 30, 1996 equalled $1,955,918 or 12.12% more than the nine month period ending September 30, 1995. The average yield earned on interest-earning assets was 9.81% for the nine month period ended September 30, 1996 compared to 9.33% for the similar period ended September 30, 1995 and the average rate paid on interest-bearing liabilities was 5.17% for the nine month period ended September 30, 1996 compared to 4.50% for the nine month period ended September 30, 1995. The Company's net interest margin for the nine month period ended September 30, 1996 was 4.64% compared to 4.38% for the period ended September 30, 1995.

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

The allowance for possible loan losses approximated 1.50% of outstanding loans at September 30, 1996 as compared to 1.52% at December 31, 1995 and 1.58% at September 30, 1995. The allowance increased to $618,027 at September 30, 1996 from $570,000 at December 31, 1995 and $600,000 at
September 30, 1995. The change in the allowance relates primarily to the change in the loan portfolio and to related credit risks. The provision for the first nine months of 1996 was $58,206 compared to $75,403 for the first nine months of 1995. This provision is a result of evaluation as describe above of the loan portfolio during the first nine months of 1996 as compared to the first nine months of 1995 and the company's continued favorable charge-off experience in 1996. Net charge-offs for the nine month period ended September 30, 1996 equalled $10,180 compared to net charge-offs of $2,903 for the comparable period in 1995.


The following table summarizes nonperforming loans, potential problem loans, and allowance for possible loan losses data as of September 30, 1996 and December 31, 1995.


                                           September 30, December 31,
                                                1996        1995
                                            ---------    ------------

Nonperforming loans
  (over 90 days past due).................    $    125     $    629
Potential problem loans *
  (internally classified)..................   $    357     $    291
Asset Quality Ratios:
  Nonperforming loans to total
   loans, net of unearned income...........        .30%       1.68%

  Nonperforming loans to total assets......        .22%       1.19%

  Nonperforming loans and potential
   problem loans to total assets............       .85%       1.74%

Allowance for possible loan losses
  to nonperforming loans....................      4.94X       .91X

Allowance for possible loan
  losses to nonperforming loans
  and potential problem loans...............      1.28X       .62X

** Potential problem loans are loans 60 to 89 past due.

The Company's management believes that the allowance for possible loan losses is adequate to cover potential losses in the loan portfolio.


Noninterest Income

Noninterest income, net of securities losses, primarily comprised of service charges on deposit accounts, for the nine month period ended September 30, 1996 was approximately $295,183 compared to $280,357 for the comparable period in 1995. Service charges on deposit accounts includes fees on deposit accounts, fees for returned checks and fees for overdraft accounts. Noninterest income from the three months ended September 30, 1996 was $89,570 compared to $91,298 for the three months ended September 30, 1995.

Noninterest Expense

Noninterest expense is composed primarily of salaries and employee benefits, net occupancy and equipment expense, and noninterest expense as shown below. The Company had noninterest expenses of $ 1,643,566 for the nine month period ended September 30, 1996 compared to $ 1,400,167 for the comparable period of 1995. The Company experienced noninterest expense of approximately $533,538 for the three months ended September 30, 1996 compared to $459,998 for the three months ended September 30, 1995. Other operating expenses increased approximately 17.38% and 15.99% for the nine month and three month periods ended September 30, 1996 as compared to the same periods ended September 30, 1995. A substantial percentage of this increase relates directly to the opening of the full service branch facility in October, 1995, which required the addition of approximately 5 full-time equivalent employees as well as increased occupancy and equipment expense. Substantial components of noninterest expenses are shown below:



                                        Nine months ended
                                         September 30,

                                      1996          1995

Salaries and employee
   benefits........................ $799,936      $663,321
Net occupancy and
   equipment expense...............  212,166       166,042
Data processing expense............   81,470        68,645
Regulatory assessments.............   10,967        55,996
Insurance expense..................   21,056        22,990
Stationery and supplies
   expense.........................   69,915        51,313
Legal expense......................   36,083        22,406
Postage............................   42,448        38,919
Accounting and audit fees..........   37,510        28,321
Advertising and marketing expense..   40,977        37,459
Amortization of
   organizational cost.............    4,895        13,441
ATM interchange expense............   18,346        33,845
Directors fees                        35,100        37,200
Business taxes and licenses........   26,986        17,719
Correspondence Bank Services.......   22,856        20,940
Dues and subscriptions.............   18,569         9,191


Data processing expense increased due to the bank out-sourceing its item processing. Regulatory assessments decreased due to the refund by the FDIC. Directors' fees were approved in January, 1995 for the first time since inception. Unlike many other financial institutions, the Company was not affected by the FDIC special assessment on SAIF-insured deposits in the third quarter of 1996 because all of the Company's deposits are in the FDIC Bank Insurance Fund (BIF).

Income Taxes

The Company has recorded income tax expense of $206,777 for the first nine months of 1996 representing an effect tax rate of approximately 37.6% which compares to an effective tax rate of 32.7% recorded for the comparable period of 1995. The Company recorded for the three months ended September 30, 1996 income tax expense of $84,103 as compared to $41,271 for the same period ended September 30, 1995. The increase in the Company's effective income tax rate from the 1995 period to the 1996 period is attributable to the decline in the valuation allowance for deferred income tax assets recorded during previous years.

Net Income

The Company's net income was $135,468 for the three month period ended September 30, 1996 compared to $143,752 for the like period ended September 30, 1995 representing an decrease of 5.76%. The Company's net income per share was $0.15 per share for the three month period ended September 30, 1996 compared to $0.17 per share for the comparable period for 1995.

The Company's net income was $342,552 or $0.39 per share for the first nine months of 1996 compared to $369,450 or $0.43 per share for the comparable period for 1995 or a decrease of approximately 7.28% and 9.30% respectively.


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

Part II.  Other Information

Item 1.

Legal Proceedings.
     None

Item 2.

Changes in Securities
     None

Item 3.

Defaults upon Senior Securities
   None

Item 4.

Submission of Matters to a Vote of Security Holders.
     None

Item 5.
Other Information
     None

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

                  EAGLE BANCORP, INC.


                  By: /s/ Andrew M. Williams, III
                     Andrew M. Williams, III
                     President
                     (Principal Executive Officer)


                  By:/s/ William E. Green
                     William E. Green
                     Assistant Secretary
                     (Principal Financial Officer and
                     Principal Accounting Officer)

                     Date: November 13, 1996




                                                                   Exhibit 11.1
              EAGLE BANCORP, INC. AND SUBSIDIARY
           Computation of Earnings per Common Share
                          (Unaudited)


                                                 Nine months ended September 30,

                                                               1996     1995
         Primary

Net income                                                  $ 342,552  $369,450
                                                             ========= =========
Shares:
  Weighted average number of common shares outstanding        862,845   862,755
  Shares issuable from assumed exercise of options             22,256     6,313
                                                            --------- ---------
     Weighted average number of common shares
       and common share equivalents                           885,101   869,068
                                                             ========= =========
Net income per common share and common share equivalent     $    0.39 $    0.43
                                                             ========= =========

         Fully Diluted

Net income:                                                 $ 342,552 $ 369,450
                                                            ========= =========

Shares:
  Weighted average number of common shares as adjusted
   per primary computation above                              885,101   869,068
  Shares issuable from assumed exercise of
  options computed on a fully
  diluted basis                                                    97         0
                                                           --------- ----------
                                                              885,198   869,068
                                                            ========= =========


Net income per common share and common share
  equivalent                                                $   0.39 $     0.43
                                                           ========= ==========





              EAGLE BANCORP, INC. AND SUBSIDIARY
           Computation of Earnings per Common Share
                          (Unaudited)


                                                Three months ended September 30,

                                                                1995     1995
         Primary

Net Income                                                  $ 135,468 $ 143,752
                                                            ========= =========


Shares:
  Weighted average number of common shares outstanding        862,845   862,755
  Shares issuable from assumed exercise of options             22,256     6,313
                                                             --------- ---------
     Weighted average number of common shares
       and common share equivalents                           885,101   869,068
                                                            ========= =========

Net income per common share and common share equivalent:   $    0.15  $    0.17
                                                            ========= =========

         Fully Diluted

Net income                                                  $ 135,468 $ 143,752
                                                            ========= =========

Shares:
  Weighted average number of common shares as adjusted
   per primary computation above                             885,101   869,,068
  Shares issuable from assumed exercise of
  options computed on a fully
  diluted basis                                                  97           0
                                                           --------- ----------
                                                             885,198    869,068
                                                           ========= ==========


Net income per common share and common share
  equivalent:                                              $    0.15 $     0.17
                                                           ========= ==========



