Form 10QSB/A
period 1996-06-30
EAGLE BANCORP INC /GA/
filed 1996-12-03
CIK 865792

October 7, 1996



                                 SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549

                                              FORM 10-QSB

                                             AS OF JUNE 30, 1996

                                                 AMENDED

To comply with the required Financial Data Schedule which was not appropriately submitted with the 10QSB for the period ending 06/30/96.

Please see attached Exhibit 27, which provides compliance with the required Financial Data Schedule.



                              SIGNATURES

     Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EAGLE BANCORP, INC.

By:       /s/ Andrew M. Williams, III
     ----------------------------------
              Andrew M. Williams, III
     President, Principal Executive Officer

By:       /s/ William E. Green
     ----------------------------------
               William E. Green
     Assistant Secretary