Form 10KSB
period 1996-12-31
EAGLE BANCORP INC /GA/
filed 1997-03-31
CIK 865792

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year                                     Commission file number
ended December 31, 1996                                           0-19228

                              EAGLE BANCORP, INC.
                (Name of small business issuer in its charter)
       Georgia                                                      58-1860526
(State of Incorporation)                                      (I.R.S. Employer
                                                           Identification No.)
335 South Main Street
Statesboro, Georgia                       30458
(Address of principal executive office)(Zip Code)
(912) 764-8900
(Issuer's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $1.00

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $5,299,684.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1997 was $11,648,408 based on private trades at $13.50 per share, although there is no established trading market.

The number of shares outstanding of Issuer's class of common stock at March 1, 1997 was 862,845 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end are incorporated by reference into Part III.


                               Page 1 of 65
                           Exhibit Index on Page 62

                               TABLE OF CONTENTS

                                                                          Page
                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                          3

ITEM 2.     DESCRIPTION OF PROPERTIES                                       13

ITEM 3.     LEGAL PROCEEDINGS                                               13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                                13

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                                     14

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                                            14

ITEM 7.     FINANCIAL STATEMENTS                                            32

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                            61



                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT                                             61

ITEM 10.    EXECUTIVE COMPENSATION                                          61

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT                                61

ITEM 12.    CERTAIN RELATIONSHIPS AND
            RELATED TRANSACTIONS                                            62

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                62

SIGNATURES                                                                  64

                                    PART I


ITEM 1.     DESCRIPTION OF BUSINESS

(a)   Business Development

Eagle Bancorp, Inc. (the "Company"), Statesboro, Georgia, was incorporated as a Georgia business corporation on September 19, 1989, for the purpose of becoming a bank holding company by acquiring all of the common stock of Eagle Bank and Trust, Statesboro, Georgia (the "Bank") upon its formation. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on May 11, 1990, and the DBF approval on March 5, 1990. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act") upon the acquisition of all of the Common Stock of the Bank on September 7, 1990.

The Bank currently is the sole operating subsidiary of the Company. On January 5, 1990, the Bank received the approval of its Articles of Incorporation from the DBF and its permit to begin business was issued by the DBF on February 18, 1991. The Bank opened for business on February 20, 1991. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

(b)   Business of Issuer

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company and the Bank conduct business from the main office located at 335 South Main Street, Statesboro, Georgia 30458, and from the Bank's branch facility located at 726 Northside Drive East, Statesboro, Georgia 30458.

The  Company  is  authorized  to engage in any  activity  permitted  by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The principal business of the Bank is to accept deposits from the public and to make loans and other investments in and around Bulloch County, Georgia, its primary service area.

The Bank offers a full range of deposit services that are typically available from financial institutions, including NOW accounts, demand, savings and other time deposits. In addition, retirement accounts such as Individual Retirement Accounts are available. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

The Bank offers a full range of commercial and personal loans. The Bank makes loans to individuals for purposes such as home mortgage financing, personal vehicles and various consumer purchases, and other personal and family needs. The Bank makes commercial loans to businesses predominantly in the primary service area for purposes such as equipment and machinery purchases, commercial real estate purchases and working capital. The Bank's lending philosophy is to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations is the principal component of the Bank's income, so therefore prudent lending is essential for the prosperity of the Bank.

The Bank's loan portfolio at December 31, 1996, contains approximately 7% real estate construction loans, 62% real estate mortgage loans, 19% commercial loans, 3% agricultural loans, and 9% consumer loans. The Bank's loan to deposit ratio at December 31, 1996 was approximately 81% with management's goal to maintain a loan to deposit ratio between 75% and 85%.

The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments, and mortgage brokerage fees. The principal expenses of the Bank are interest paid on deposits, employee compensation, office and equipment expenses, and other overhead expenses.

The Bank's business plan relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to- medium-size businesses in the community. All banking services will be continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the plan does not prove successful. The Bank does not currently offer trust or permissible securities services.

Supervision and Regulation

Regulation of the Bank. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Bank, as a state chartered bank, will be permitted to branch to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current branching restrictions. The new legislation provides that effective after July 1, 1996, banks in Georgia, with prior approval of the DBF (and the appropriate federal regulatory authority), may establish up to three new branches to be located in any county in the state. Effective July 1, 1998, Georgia banks may establish an unlimited number of branches in any county in the state, upon receipt of appropriate regulatory approvals.

The FDIC adopted final risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System effective December 31, 1990. All banks are required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of (i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act") was enacted into law. The Improvement Act provides for, among other matters, addressing the safety and soundness of deposit insurance funds, prompt regulatory corrective action by federal agencies when a bank begins to experience difficulties that may threaten loss to the FDIC, revised limitations on borrowings by insiders of banks, the parent bank holding companies and their affiliates, limited guarantees of capital restoration  by  bank  holding  companies  of  their  subsidiary  banks  and new provisions for depository institution conversions. The FDIC has adopted regulations which, among other matters, implement provisions of the Improvement Act that require or permit the FDIC to take specific supervisory actions when FDIC-insured institutions come within one of five specific capital categories. The five capital categories are designated as (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. At December 31, 1996, the Bank was categorized as "well capitalized" under provisions of the Improvement Act. The full effects of the Improvement Act will only be known over time.

Regulation of the Company. The Company is a bank holding company within the meaning of the Act and the Georgia Act. As a bank holding company, the Company is required to file with the Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank. The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in nonbanking activities.

Pursuant to Section 4 (j) of the Bank Holding Company Act (12 U.S.C. Section 1843 (j)), a bank holding company must submit a written notice to the Federal Reserve Board at least sixty days before engaging, directly or indirectly, in a non-banking activity authorized under Section 4(c)(8), which authorizes holding companies to engage in activities that are closely related to banking or managing or controlling banks. The processing period begins to run form the date the Federal Reserve Board receives a complete notice, and may be extended under certain circumstances. In acting on a notice to engage in Section 4(c)(8) activities, the Federal Reserve Board is required by certain sections of the Bank Holding Company Act to consider whether the benefits of the proposed activity (such as greater convenience, increased competition, or gains in efficiency) outweigh the potential adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). Section 4(c)(8) also requires that proposals to engage in permissible activities are subject to public notice and an opportunity for a hearing only in case of an acquisition of a savings association. Section 4(j) of the Bank Holding Company Act was amended by the Economic Growth and Regulatory Paperwork Reduction Act of 1996, enacted as a part of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997 to permit a well-capitalized and well-managed bank holding company, that controls predominantly well-capitalized and well-managed depository institutions, as defined by amendments to The Bank Holding Company Act, to engage de novo in any permissible 4(c)(8) activity or acquire any company engaged in permissible 4(c)(8) activities (except for an insured depository institution, i.e., a savings association) under expedited procedures. To be eligible for the expedited procedures, the book value of the assets acquired may not exceed 10% of the holding company's consolidated risk weighted assets and the consideration paid may not exceed 15% of Tier One capital. The Federal Reserve Board may adjust these percentages. In addition, no administrative enforcement action may have been commenced or be pending nor may any cease and desist order pursuant to Section 8 of the FDIC Act have been issued or be pending against the holding company or any of its depository institution subsidiaries.

While all qualifying holding companies engaging in Section 4(c) (8) activities under the expedited procedures must provide notice to the Federal Reserve Board, the notice provisions differ. First, to engage de novo directly or through a subsidiary in activities that the Fed has already approved by regulation, the bank holding company must provide notice within ten days after commencing the activity. Second, to engage in activities that the Fed has permitted by order or to acquire the shares or assets of an existing company, the bank holding company must provide notice at least twelve business days prior to commencing the activity during which time the Fed may require the full 60-day notice procedure.


As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines.

The Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

The Company is also a bank holding company within the meaning of the Georgia Act, which provides that, without the prior approval of the DBF, it is unlawful
(i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company.

It also is unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines without regard to whether the acquisition is expressly authorized under state law. Certain requirements such as minimum age restrictions for banks to be acquired will be preserved. Further, under the Interstate Banking Act, effective June 1, 1997 a bank holding company may consolidate its interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. States may enact legislation to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act also permits de novo branching to the extent that a particular state "opts in" to the de novo branching provisions. The Interstate Banking Act generally prohibits an interstate acquisition (other than an initial entry into a state by a bank holding company) which would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions.

The Riegle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event a subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the Company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Company is an "affiliate" of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans to the Company by the Bank or investments by the Bank in securities of the Company and on the use of such securities as collateral security for loans by the Bank to any borrower.

However,  recent  legislation  exempts from the insider lending  restrictions of
Section 22(h) of the Federal Reserve Act (12 U.S.C. Section 375(b)) company-wide benefit or compensation plans that are widely available to employees of the Bank and that did not give preference to any officer, director or principal shareholder (or any related interest) over other employees of the bank. In addition, the Federal Reserve Board may now exempt, by regulation, the prohibition on preferential loans to executive officers and directors of affiliates who do not have the authority to participate in the major policy-making functions of the Bank, provided that the assets of these affiliates do not exceed 10% of the consolidated assets of the holding company and the affiliate is not controlled by another company.

Recent Regulatory Developments. On September 3, 1996, President Clinton signed the Omnibus Consolidated Appropriations Act for FY 1997. Subtitle G of Title Two of that Act is titled the "Deposit Insurance Funds Act of 1996" (Deposit Insurance Funds Act), which among other things provides for the recapitalization of the Savings Association Insurance Fund ("SAIF") as of October 1, 1996. To accomplish this recapitalization, the FDIC imposed a special assessment on each insured depository institution with deposits assessable under the SAIF so that SAIF would achieve its designated reserve ratio (DRR) on the first business day of the first month after the date of the enactment of the Deposit Insurance Funds Act. Because the legislation was enacted as of September 30, 1996, under the Deposit Insurance Funds Act, SAIF achieved its DRR and became fully capitalized on October 1, 1996. For purposes of the SAIF special assessment, the amount of SAIF-assessable deposits is determined as of March 31, 1995. However, the term "SAIF-assessable deposits" includes deposits assumed after March 31, 1995 if the deposits were assumed from an institution that is no longer insured when the special assessment to recapitalize SAIF is imposed under this section. Therefore, some institutions will be required to pay the special assessment on SAIF insured deposits that were assumed after March 31, 1995.

A major part of the plan to recapitalize SAIF involves imposing a one-time special assessment on SAIF-assessable deposits that may be paid in two installments under certain conditions. Subject to certain statutory adjustments, the FDIC has discretion to determine the rates of the assessments after considering certain factors, including the most recent SAIF balance, data on insured deposits, and any other factors that the FDIC has discretion to determine the rates of the assessments after considering certain factors, including the most recent SAIF balance, data on insured deposits, and any other factors that the FDIC deems appropriate. This one-time special assessment is subject to certain exceptions, and the FDIC has discretion to issue orders exempting weak institutions from paying this special assessment if the exemption will reduce the risk to SAIF. The FDIC prescribed guidelines for issuing such an exemption within 30 days of enactment of the Deposit Insurance Funds Act. The Act required FDIC to exempt from the special assessment (1) institutions that existed on October 1, 1995 and held no SAIF assessable deposits before January 1, 1993, (2) federal savings banks newly established in April, 1994 to acquire the deposits of savings institutions in default that received assistance from the RTC in connection with the transactions, and (3) an SAIF insured savings association that, before January 1, 1987, was a federal savings bank insured by the FSLIC for the purpose of acquiring the assets or assuming the liabilities of a national bank in a transaction consummated after July 1, 1986 and had assets less than $150 million. Exempt institutions generally are required to pay semi-annual assessments at former rates under the schedule applicable to SAIF fund members on June 30, 1995, with certain exceptions.

There are three statutory adjustments that the FDIC must consider in setting the SAIF recapitalization rates. The first of these relates to Oakar transactions, which are generally defined to include bank purchases of SAIF-assessable deposits. Generally, Bank Insurance Fund (BIF) members acquiring SAIF-assessable deposits in Oakar transactions prior to March 31, 1995 (or after March 31, 1995 if the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed), are subject to the SAIF special assessment but the amount of assessable deposits would, as a general proposition, be reduced by 20% for purposes of the assessment if certain conditions are satisfied. The 20% haircut for these BIF members applies for purposes of the special assessment and for purposes of future semi-annual assessments on SAIF-assessable deposits that were acquired prior to March 31, 1995. To be eligible for the 20% haircut, a BIF member must satisfy certain requirements that are based on a suggested attributable deposit amount as of June 30, 1995.

The second statutory adjustment the FDIC must consider for purposes of computing this special assessment relates to "converted associations," a term defined by the Act. An institution meeting one of the Act's definitions of "converted association" may also reduce by 20% the amount of deposits that are SAIF insured as of March 31, 1995 (or after March 31 1995 is subject to the special assessment because the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed). In addition to "converted associations," Sasser banks - a savings association that converted to a bank charter prior to SAIF reaching its DRR and as a result the resulting bank was required to remain an SAIF member may qualify under this second adjustment under very limited criteria.

Third, if payment of the special assessment would pose a significant risk that an insured depository institution or its holding company may default on payments under debt obligations or preferred stock, the institution may elect to pay the special assessment under extended terms that would include a supplemental special assessment.

The SAIF was initially capitalized through the issuance of bond obligations by the Financing Corporation (FICO), commonly referred to as FICO bonds. The Deposit Insurance Funds Act also addresses repayment of the interest on those bonds. Beginning with the semi-annual periods after December 31, 1996, assessments to pay approximately $8 million in interest on FICO bonds will be shared among all insured depository institutions, including insured national banks, instead of only SAIF members. For purposes of the assessments to pay the interest on the FICO bonds, BIF assessable deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF-assessable deposits until December 31, 1999. After the earlier of December 31, 1999 or the date the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin.

For purposes of paying the interest on the FICO bonds, "BIF assessable deposits" means deposits that are subject to assessments under BIF. The term "SAIF-assessable deposits" means deposits that are assessable under SAIF and includes any deposits that were assumed after March 31, 1995 if the insured institution from which the deposits were acquired is not insured when the SAIF special assessment is imposed.

The Deposit Insurance Funds Act also provides that, as of the date of enactment and ending on the earlier of December 31, 1999 or the date that the last savings association ceases to exist, the federal banking agencies must take appropriate action to prohibit deposit shifting from SAIF to BIF, including enforcement actions, denial of applications, or imposing exit and interest fees as if the transaction qualified as a conversion. The legislation requires the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve Board, and the Office of Thrift Supervision to take necessary actions to prevent insured depository institutions and depository institution holding companies from facilitating or encouraging the shifting of deposits from SAIF-assessable to BIF-assessable for the purpose of evading the assessments imposed on SAIF-assessable deposits. The FDIC may issue regulations to prevent deposit shifting. It is a rule of construction, however, that this portion of the Deposit Insurance Funds Act does not prohibit an institution from engaging in conduct or activity that is part of the ordinary course of business and is not directed at depositors of an insured affiliated institution.

The Deposit Insurance Funds Act also provides for the merger of BIF and SAIF into the Deposit Insurance Fund (DIF) on January 1, 1999, if no insured depository institution is a "savings association" on that date. If an insured savings association still exists on January 1, 1999, the Deposit Insurance Funds Act does not make provision for the merger of the funds to occur on a subsequent date. For purposes of the BIF/SAIF merger, the term "savings association" is defined as having the same meaning as it does in section 3(b) of the FDI Act (12 U.S.C. Section 1813 (b)), and thus includes both federal and state savings associations.

If immediately before the merger, the SAIF reserve ratio exceeds the DRR, the excess will be placed in DIF's special reserve. While the DIF special reserve will not be included for purposes of calculating the DIF DRR and the FDIC an not refund any amount in the special reserve, it can be drawn upon for emergency purposes if the reserve ratio of the DIF should drop below 50% of its DRR for a sustained period of time. This portion of the Deposit Insurance Fund Act also makes conforming changes to the FDI Act and other provisions of the law effective on January 1, 1999 if the funds are so merged. If the funds are not merged, the Deposit Insurance Fund Act establishes an SAIF special reserve as of January 1, 1999 that will consist of the excess in the SAIF over the DRR as of that date. While the amount in the SAIF special reserve can not be used to calculate any future DRR and can not be used for refunds from the SAIF, it would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of its DRR for a sustained period of time.

The Deposit Insurance Funds Act also required the FDIC on such basis as it deems appropriate to refund any amounts in excess of the DRR to BIF members and, after it is established, to DIF members. There are no similar provisions for refunds to SAIF members. A member can not, however, receive any refund for any semi-annual assessment period that exceeds the assessment paid during that period. Institutions that are not "well-capitalized" or that have other weaknesses are not eligible for refunds. The refund provision becomes effective as of the end of any semi-annual assessment period beginning after the date of enactment of the Deposit Insurance Funds Act.

The United States Congress and the Georgia General Assembly periodically consider and adopt legislation that results in, and could further result in, deregulation, among other matters, of banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

Competition

The banking business is highly competitive. The Bank competes with other commercial banks in its primary service area.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, mortgage companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not provide presently. Management believes that competitive pricing and personalized service will provide it with a method to compete effectively in the primary service area.

Employees

As of December 31, 1996, the Bank employed 31 full-time employees and 6 part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

ITEM 2.     DESCRIPTION OF PROPERTIES

The operations of the Company and the Bank are conducted from the Bank's main office located at 335 South Main Street, Statesboro, Georgia and from the Bank's branch facility located at 726 Northside Drive East, Statesboro, Georgia. The Bank owns both facilities which contain approximately 11,500 and 2,500 square feet, respectively.

ITEM 3.     LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.     MARKET FOR ISSUER'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

As of December 31, 1996, there were approximately 927 shareholders of record of the Company's common stock. Although there is no established trading market for the Company's common stock, the Company is aware of 25 private trades during the 1996 fiscal year at prices ranging from $12.74 to $13.50 per share. On October 15, 1996, the Company declared a cash dividend in the amount of $.50 per share payable January 15, 1997. This was declared as an annual dividend of $.30 per share and a special one time dividend of $.20 per share. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will continue to be declared, or if declared, by the Company, what the amount of the dividends will be.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATIONS

Introduction

The Company is a one-bank holding company providing a full range of banking services to individual and corporate customers in the Bulloch County and surrounding areas through its wholly-owned bank subsidiary, the Bank. The Bank operates under a state charter granted by the DBF and serves its customers from its two banking facilities in Statesboro, Georgia. The Company and the Bank were formed in September 1989 and were a developmental stage enterprise until the Bank began operations on February 20, 1991. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes presented in Item 7 of this Annual Report on Form 10-KSB.





               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                  SELECTED FINANCIAL DATA

     The following selected financial data for Eagle Bancorp, Inc. and subsidiary should be read in conjunction with the consolidated financial statements and related notes included in another section of this Annual Report on Form 10-KSB.

                                                Years Ended December 31,
                                                1996       1995        1994
                                               (amounts in thousands, except
                                                per share information and
                                                financial ratios)
 Income Statement data:
   Interest income ........................... $ 4,664    $ 4,236    $  3,495
   Interest expense ..........................  (2,269)    (1,988)     (1,418)
                                               -------    -------    --------
            Net interest income ..............   2,395      2,248       2,077

   Provision for possible loan losses .........   (108)       (75)        (88)

   Noninterest income ..........................   636        490         395

   Noninterest expense ........................ (2,171)    (1,953)     (1,815)

   Income tax expense ........................    (250)      (210)       (140)
                                                -------    -------    --------

   Net income ..............................   $   502    $   500    $    429
                                               =======    =======    ========
 Balance sheet data:

   Loans, net of unearned income ...........    $42,639    $37,442    $ 33,482
                                                =======    =======    ========

   Deposits ...............................     $52,465    $44,883    $ 40,703
                                                =======    =======    ========

   Total assets .............................   $60,730    $52,774    $ 47,058
                                                =======    =======    ========

   Average shareholders' equity .............   $ 6,336    $ 6,122    $  5,659
                                                =======    =======    ========

   Average assets ...........................   $56,045    $49,974    $ 46,224
                                                =======    =======    ========
 Per share data:
   Net income ..............................    $   .57    $   .57    $    .49
                                                 =======    =======    ========

   Book value ..............................    $  7.25    $  7.19    $   6.70
                                                =======    =======    ========

   Cash dividends declared .................    $   .50    $   .25    $    .00
                                                =======    =======    ========
 Financial ratios:
   Return on average assets ................        .90%      1.00%       0.93%
                                                =======    =======    ========

   Return on average shareholders' equity ..       7.92%      8.17%       7.58%
                                                =======    =======    ========

   Dividend payout ratio ...................      85.97%     43.12%          0%
                                                =======    =======    ========
   Average shareholders' equity to average
                                    assets .      11.31%     12.25%      12.24%
                                                =======    =======    ========
     Note: Per share data has been restated for all periods presented to reflect a three-for-two stock split effected in May, 1995.

     RESULTS OF OPERATIONS

     The Company's net income and net income per share for the year ended December 31, 1996 were $501,856 or $0.57 per share on a fully diluted basis compared to net income and net income per share for the year ended December 31, 1995 of $500,180 or $0.57 per share. Net income and net income per share for the year ended December 31, 1994 were $428,671 or $.49 per share.

     Increases in net interest income of approximately $147,000 in 1996 and $171,000 in 1995 and increases in noninterest income of approximately $146,000 in 1996 and $95,000 in 1995 are the primary reasons the Company increased its profitability during 1996 and 1995. The Company's total assets grew from approximately $52.8 million at December 31, 1995 to $60.7 million at December 31, 1996 or approximately 15%. The Company's total assets grew from approximately $47.1 million at December 31, 1994 to $52.8 at December 31, 1995 or approximately 12%. The increase in the growth rate from approximately 12% in 1995 to approximately 15% in 1996 was the result of the emphasis on customer service, marketing efforts, and the opening of the Company's first branch facility in October, 1995. Noninterest expense increased approximately $218,000 in 1996 and $137,000 in 1995 primarily relating to the new branch.

     The following table summarizes the results of operations and certain financial ratios of the Company for each of the years in the three-year period ended December 31, 1996.


                                                       Years ended December 31,
                                                     1996       1995       1994
                                                   amounts in thousands, except
                                                       share and per share
                                                information and financial ratios

Interest income .............................. $   4,664   $   4,236     $   3,495
Interest expense .............................    (2,269)     (1,988)       (1,418)
                                                ---------   ---------     ---------
Net interest income ..........................     2,395       2,248         2,077

Provision for possible loan losses ...........      (108)        (75)          (88)
Noninterest income ...........................       636         490           395
Noninterest expense ..........................    (2,171)     (1,953)       (1,815)
Income tax expense ...........................   (   250)       (210)         (140)
                                                 ---------   ---------     ---------
Net Income ...................................  $    502   $     500     $     429
                                                 =========   =========     =========


Net income per common share and common share
      equivalent                                $   0.57   $    0.57     $    0.49
                                                =========   =========     =========

Weighted average number of common share and
     common share equivalents ...............    885,198     883,332       876,088
                                                =========   =========     =========

Return on average assets ....................        .90%       1.00%         0.93%
                                                =========   =========     =========

Return on average shareholders' equity ......       7.92%       8.17%         7.58%
                                                 =========   =========     =========

Dividend payout ratio ........................     85.97%      43.12%            0%
                                                =========   =========     =========

Average loans to average deposits ............     82.96%      82.32%        75.98%
                                                =========   =========     =========

Loan to deposit ratio (period-end) ...........     81.27%      83.49%        82.26%
                                                =========   =========     =========

Average shareholders' equity to average assets .   11.31%      12.25%        12.24%
                                                =========   =========     =========

Shareholders' equity to assets (period-end) ...    10.31%      11.74%        12.37%
                                                =========   =========     =========

     Note: Per share data has been restated for all periods presented to reflect a three-for-two stock split effected in May, 1995.


     Net Interest Income

     The Company's net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, is the Company's principal source of income. Interest-earning assets for the Company include loans, federal funds sold, investment securities, and interest-earning deposits in financial institutions. The Company's interest-bearing liabilities include its interest-bearing deposit liabilities, federal funds purchased, and advances from the Federal Home Loan Bank.

     In 1996, net interest income was $2,395,000, representing an increase of $147,000 or 6.54% when compared to 1995 of $2,248,000. Net interest income for 1995 was approximately 8.23% higher than 1994 net interest income of $2,077,000. The average yield earned on interest earning assets was 9.19% in 1996 compared to 9.31% in 1995 and the average rate paid on interest-bearing liabilities was 5.13% in 1996 compared to 5.07% in 1995. The average yield earned on interest-earning assets for 1994 was 8.29% and the average rate paid on interest bearing liabilities was 3.89% for 1994. The Company's net interest margin (net interest income divided by average interest-earning assets) equaled 4.72% in 1996 compared to 4.94% in 1995. The decline in net interest margin in 1996 is attributable to the intensely competitive market for quality loans in the Bank's market area. The Company's net interest margin for 1994 was 4.93%. The Company's average loan to deposit ratio in 1996 of 83.00% as compared to 82.3% for 1995 and 76.0% for 1994. The Bank's loan to deposit ratio at December 31, 1996 was 81.27% as compared to 83.49% at December 31, 1995.

     The following table presents average balance sheets, yields, and interest earned on interest-earning assets and rates and interest paid on interest-bearing liabilities of the Company for the years ended December 31, 1996 and 1995.

                                                        Years ended December 31,
                                                    1996                              1995
                                           Average             Yields/     Average          Yields/
                                           balances  Interest  rates       balances Interest rates
                                             (amounts in thousands, except percentages and ratios)
 ASSETS
 Interest-earning assets:
 Interest-earning deposits in
    financial institutions ...........   $    32          1     3.13%$         99       6       6.06%
 Federal funds sold ..................     1,084         59     5.44        1,504      89       5.92
 Investment securities ...............    10,222        580     5.67        8,334     453       5.44
 Loans, net (1)(2) ...................    39,403      4,024    10.21       35,542   3,600      10.38
                                         -------    -------    -----      -------   -----      -----
   Total interest-earning assets .....    50,741      4,664     9.19%      45,479   4,236       9.31%
                                         =======    =======    =====      =======   =====      =====
 Noninterest-earning assets:
 Cash and due from banks .............     1,990                            1,620
 Premises and equipment, net .........     2,509                            2,168
 Other assets ........................       805                              707
                                           -----                            -----
   Total noninterest-earning assets ..     5,304                            4,495
                                           -----                            -----
 TOTAL ASSETS ........................   $56,045                          $49,974
                                         =======                          =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
 Interest-bearing demand deposits ....   $ 6,706        175      2.61%    $ 6,580     197      2.99%
 Money market & savings accounts .....     4,741        145      3.06       4,838     163      3.37
 Certificates of deposit .............    29,268      1,733      5.92      25,472   1,491      5.85
 Individual retirement accounts ......     2,823        179      6.34       2,291     137      5.98
 Other Borrowed Funds ................       703         37      5.84           0       0         0
                                         -------    -------     -----     -------   -----     -----
   Total interest-bearing liabilities     44,241      2,269      5.13%     39,181   1,988      5.07%
                                         -------    -------     -----     -------   -----     -----
 Noninterest-bearing liabilities and
   shareholders" equity:
 Noninterest-bearing demand deposits $     4,681                        $ 3,996
 Other liabilities ...................       867                            675
 Shareholders' equity ................     6,336                          6,122
                                           -----                          -----
   Total noninterest-bearing
      liabilities and shareholders'
             equity ..................    11,804                         10,793
                                          ------                        -------
 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY ................   $56,045                        $49,974
                                          ======                         ======
 INTEREST RATE DIFFERENTIAL (3) ......                         4.06%                           4.24%
                                                               =====                          =====
 NET INTEREST INCOME .................            $ 2,395                        $ 2,248
                                                    =====                          =====
 NET INTEREST MARGIN (4) .............                         4.72%                           4.94%
                                                              =====                           =====
 AVERAGE INTEREST-EARNING
 ASSETS TO AVERAGE TOTAL ASSETS ......     90.54%                         91.01%
                                           =====                          =====

AVERAGE LOANS TO AVERAGE DEPOSITS ...      82.96%                         82.32%
                                           =====                          =====

     (1) Average loans are shown net of unearned income/deferred loan cost and the allowance for possible loan losses. Nonperforming loans are included.
     (2) Interest  income  includes loan fees as follows  (amounts in
         thousands):     1996 - $173, 1995 - $156
     (3) Interest rate differential is the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
     (4) Net interest margin is net interest income divided by average interest-earning assets.

     The following table presents the changes in the Company's net interest income as a result of changes in the volume and rate of its interest-earning assets and interest-bearing liabilities from 1995 to 1996 and from 1994 to 1995.


                                            1996 vs. 1995                     1995 vs. 1994
                                   ---------------------------    -------------------------
                                   Volume(1)  Rate(1)     Net      Volume   (1) Rate(1) Net
                                                        Change                         Change

Interest Income:
   Interest-earning deposits
   in financial institutions     $  (3)          (2)      (5)      $   0         3        3
   Federal funds sold ........     (24)          (6)     (30)          4        25       29
   Investment securities .....     103           24      127         (95)       23      (72)
   Loans, including fees .....     402          (66)     336         448       334      782
                                 -----          ---     ----       -----       ---     ----

   Total interest income .....     478          (50)     428         357       385      742
                                 =====          ===     ====       =====       ===     ====

 Interest expense:
   Individual retirement
     accounts ................      32           10       42         (83)        12     (71)
   Money Market and
     Savings Deposits ........      (3)         (15)     (18)         21         20      41
   Certificates of deposits ..     222           20      242         229        308     537
   Interest-bearing demand
     deposits ................       3          (25)     (22)         21         42     (63)
   Other borrowed funds ......      37            0       37           0          0       0
                                 -----          ---     ----       -----        ---    ----

   Total interest expense ....     291          (10)     281         188        382     570
                                 =====          ===     ====       =====        ===    ====

   Net interest income .......   $ 187          (40)     147         169          3     172
                                 =====          ===     ====       =====        ===    ====

       (1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the change in each.


     Allowance for Possible Loan Losses

     The Company provides for possible loan losses based upon information available at the end of each period. By evaluating the adequacy of the allowance for possible loan losses at the end of each period, management maintains the allowance for possible loan losses at a level adequate to provide for losses that can reasonably be anticipated. The level of the allowance for possible loan losses is based on management's periodic loan-by-loan evaluation of its loan portfolio, as well as its assessment of prevailing and anticipated economic conditions in Southeast Georgia.

     A substantial portion of the Company's loans is secured by real estate, including real estate and other collateral in Bulloch County and surrounding counties. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in economic conditions in these market areas.

     The allowance for possible loan losses approximated 1.50% of outstanding loans at December 31, 1996 and 1.52% of outstanding loans at December 31, 1995. The allowance increased to $639,500 at December 31, 1996 from $570,000 at December 31, 1995. The increase in the Company's provision for possible loan losses from $75,503 in 1995 to $107,842 in 1996 reflects management's evaluation as discussed above, the growth in loans, and the Company's goal of maintaining an allowance for possible loan losses to outstanding loans at a target level of 1.50%.

     The Company experienced net charge offs in 1996 of $38,000 as compared to net charge offs of $33,000 in 1995. As the Company continues to grow and as the Company's loan portfolio continues to mature, management believes that net loans charged off will increase in 1997 and future years. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The following table summarizes the changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off during 1996, 1995, and 1994:

                                                                           Years ended December 31,
                                                                       1996         1995        1994
                                                                       (amounts in thousands, except ratios)

 Average loans outstanding, net of unearned income, deferred
   costs and allowance for possible loan losses ............        $ 39,403     $ 35,542     $ 30,536
                                                                    ========     ========     ========

 Allowance for possible loan losses at beginning of year ...            570          528          436
 Loans-Consumer installment(charged off) ...................            (59)         (35)          (6)
 Recoveries of loans - Consumer installment
    previously charged off .................................             21            2           10
                                                                   --------     --------     --------
 Net loans (charged off) recovered .........................            (38)         (33)           4

 Additions to allowance for possible loan losses charged
   to income ...............................................            108           75           88
                                                                   --------     --------     --------

 Allowance for possible loan losses at end of year .........       $    640     $    570     $    528
                                                                   ========     ========     ========

 Ratio of net loans charged off to average loans
   outstanding, net of unearned income .....................           0.10%        0.09%         -
                                                                   ========     ========     ========

 Allowance for possible loan losses to loans,
   net of unearned income ..................................           1.50%        1.52%        1.58%
                                                                   ========     ========     ========


     Nonperforming Loans, Nonperforming Assets, and Underperforming
     Loans

     Nonperforming loans include loans placed on nonaccrual status and restructured loans. The Company has restructured only one loan since its inception. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days which are not classified as nonaccrual loans.

     Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or they become contractually in default for 90 days or more as to either interest or principal unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, previously accrued and uncollected interest of the year in which the loan is placed on nonaccrual status is charged to interest income on loans.

     Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the abilities of such borrower to comply with the loan repayment terms. Potential problem loans are loans classified as substandard, doubtful, or loss by management.

     Nonperforming loans were $123,000 at December 31, 1996 and $629,000 at December 31, 1995. Nonperforming loans represented 0.29% of outstanding loans at December 31, 1996, as compared to 1.68% of outstanding loans at December 31, 1995. The Company has continued to emphasize asset quality during 1996. The Company restructured one loan in the amount of $571,980 in 1995 which was adequately secured by real estate, which if not included in the ratios, would result in a nonperforming loan ratio of 0.15% at December 31, 1995. The Company received payment of all unpaid principal and interest related to this loan in March, 1996.

     The  table  below  provides   information   concerning   nonperforming  and
     underperforming loans and certain asset quality ratios at December 31, 1996, 1995 and 1994:


                                                                  December 31,
                                                                1996     1995      1994
                                                             amounts in thousands,
                                                                except ratios)


 Nonperforming loans .....................................   $   123    $   629    $     3

 Underperforming loans ...................................   $     0    $     0    $     0

 Potential problem loans .................................   $   611    $   291    $   100

 Asset quality ratios:

   Nonperforming loans to total loans, net of unearned
   income ................................................      0.29%      1.68%      0.01%

   Underperforming loans to total loans, net of unearned
   income ................................................      0.00%      0.00%      0.00%

   Potential problem loans to total loans, net of unearned
   income ................................................      1.43%      0.78%      0.30%

   Nonperforming, underperforming and potential problem
   loans to total loans, net of unearned income ..........      1.72%      2.46%      0.31%

   Allowance for possible loan losses to nonperforming
   loans .................................................      5.20x      0.91x     176.0x

   Allowance for possible loan losses to nonperforming,
   underperforming, and potential problem loans ..........      0.87x      0.62x      5.13x

     The Company has allocated the allowance for possible loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, adequacy and nature of collateral, and such factors which, in the judgment of management, deserve recognition in estimating loan losses. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of specific amounts or loan categories in which charge-offs may occur.

     The amount of such components of the allowance for possible loan losses and the ratio of each loan category to loans outstanding are presented below:

                                                 December 31,
                                             ----------------------------
                                        1996             1995             1994
                                       ----             ----             ----
                                      Allowance %     Allowance %       Allowance %

       Real estate ...............      $423    68      $428    70         $359    72
       Commercial and agricultural       147    22        63    19          116    18
       Consumer ..................        70    10        79    11           53    10
                                        ----   ---      ----   ---         ----   ---
         Total ...................      $640   100      $570   100         $528   100
                                        ====   ===      ====   ===         ====   ===


     (1) Loan amount in each category expressed as a percentage of total loans outstanding.


    Noninterest Income

     Noninterest income of $635,199 in 1996 and $490,534 in 1995 is primarily comprised of mortgage loan referral fees in 1996 of $245,897 and $113,289 in 1995 and service charges on deposit accounts. The increase of $144,665 or 29.49% in 1996 from 1995 in noninterest income is primarily attributable to the increase in mortgage loan referral fees and service charges on deposit accounts. The substantial portion of service charges on deposit accounts includes monthly transaction fees on demand accounts and fees for returned checks. The Company continually evaluates the pricing of its demand deposit products to ensure such products remain competitive in the marketplace, while providing appropriate levels of noninterest income to the Company to cover the costs of servicing and maintaining such accounts.

     Securities gains (losses), net of ($10,467) were recognized by the Company during 1996 compared to ($4,531) in 1995 and resulted from the Company's sale of investment securities to meet loan demand. There were no investment security sales in 1994.

     Noninterest Expense

     Noninterest expense increased $218,071 or 11.17% in 1996 compared to 1995 and increased $137,105 or 7.55% in 1995 compared to 1994. Noninterest expense for 1996 was $2,170,030, for 1995 was $1,952,959, and for 1994 was
     $1,815,854 and represented approximately 3.87%, 3.91% and 3.93% of average assets in 1996, 1995 and 1994 respectively. Salaries and employee benefits expense was the largest component of noninterest expense. Salaries and employee benefits expense was $1,071,635 in 1996, $953,836 in 1995 and $814,323 in 1994 and represented approximately 49.36%, 48.84% and 44.85% of non-interest expense in 1996, 1995 and 1994 respectively. These amounts include wages, payroll taxes, group medical insurance, profit sharing plan contributions, and all benefits paid to the Company's employees. The increase in salaries and employee benefits expense of approximately $117,799 is attributable to increased employees with the new branch, normal salary increases and an increase in group medical insurance premiums. Net occupancy and equipment expenses of approximately $280,089 in 1996, $222,197 in 1995 and $240,127 in 1994 also represented approximately 12.90%, 11.37% and 13.22% of noninterest expense in 1996, 1995 and 1994 respectively. All other expenses of approximately $819,306 in 1996, $776,926 in 1995 and $761,404 in 1994 represented approximately 37.74%, 39.78% and 41.93% of noninterest expense in 1996, 1995 and 1994 respectively. Both salaries and occupancy and equipment expense increases reflect the first full year of expenses associated with the branch opening which occurred in October 1995. FDIC insurance expense decreased by approximately $48,000 in 1996 and $40,000 in 1995 due to decreased assessments from the Bank Insurance Fund. The Company began paying directors fees in 1994 to compensate these individuals consistent with other bank holding companies. The more significant components of other operating expenses for each of the last three years are shown as follows:


                                                Years ended December 31,
                                              1996       1995      1994


 Stationery and supplies ................   $ 84,717     74,317    66,051
 Insurance ..............................     27,289     30,378    27,627
 Data Processing ........................(1) 109,217     87,845    41,183
 Advertising and marketing ..............     52,366     51,605    51,301
 Amortization of organizational cost ....      4,895     17,959    21,095
 FDIC insurance premiums ................     14,498     62,520   102,353
 Travel, meals and education ............     31,773     21,906    26,806
 Postage ................................     56,267     51,066    44,049
 Other taxes and licenses ...............     37,540     27,693    24,987
 Telephone ..............................     19,345     12,716    10,865
 Dues and memberships ...................     23,559     13,453    11,132
 ATM transaction fees ...................     23,872     45,387    54,580
 Correspondent bank services ............     29,385     27,106    28,477
 Customers checks .......................     13,329     23,467    22,642
 Professional fees - legal and accounting     74,864     54,471    55,531
 Director fees ..........................     53,300     55,400    23,375
 Consulting fees ........................     42,284          0         0


          (1) The bank out sourced item processing in November, 1994 which resulted in this expense increasing; however, decreases in depreciation, maintenance and salary expenses also resulted from this out sourcing.

     Income Taxes

     The Company provided income tax expense of $250,000 for 1996 and $210,000 for 1995 representing effective tax rates of approximately 33% and 30% respectively. The Company's effective tax rate was lower in 1995 because of the impact of the reduction of the valuation allowance for deferred tax assets recorded in 1995. Refer to note 8 to the consolidated financial statements for further disclosure of income taxes. The Company believes its effective income tax rate will increase in 1997 to an effective rate of approximately 36%. The Company will continue to seek appropriate tax planning strategies such as investing in tax-free securities in an effort to minimize its effective tax rate.


     Net Income
     The Company achieved net income of $501,856 or approximately $0.57 per common share and common share equivalent for 1996, net income of $500,180 or approximately $0.57 per common share and common share equivalent during 1995 and net income of $428,671 or $0.49 pershare during 1994. This leveling of income from 1995 to 1996 was a result of additional expenses associated with the branch opening in October 1995 which reduced income before taxes by approximately $238,000.

     Loan Portfolio

     The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table below or in another section of this annual report on Form 10-KSB.

     Average loans were $40.0 million in 1996, $36.1 million in 1995, and $30.5 million in 1994. Average loans as a percentage of average interest-earning assets were 78.8%, 79.4% and 72.3% respectively. Average loans as a percentage of average total assets were 71.37%, 72.24% and 66.0% respectively.

     The following two tables present the composition of the Company's loan portfolio at December 31, 1996 and 1995 and the contractual maturities and interest rate sensitivity of certain categories of loans as of December 31, 1996.



                                                                           December 31,
                                                                     1996              1995
                                                                      (amounts in thousands)

Commercial, financial and agricultural                             $ 29,309         $24,531
Real estate - construction ...........                                3,097           2,932
Real estate - mortgage ...............                                6,538           6,221
Consumer .............................                                3,693           3,511
                                                                   --------         -------
  Total loans ........................                               42,637          37,470

Less:
   Allowance for possible loan losses                                   640             570
   Unearned income ...................                                   (1)             28
                                                                   --------         -------
   Loans , net .......................                             $ 41,999         $36,872
                                                                   ========         =======


                                                                              Maturing
                                                                                After one
                                                                     Within     but within   After
                                                                     one year  five years  five years
                                                                        (amounts in thousands)


     Commercial, financial and agricultural .....                   $14,039     $13,810        $1,460
     Real estate - construction .................                     3,097           0             0
     Real estate - mortgage .....................                     3,242       3,029           267
     Consumer ...................................                     2,118       1,489            86

          Summary of loans:
     Total fixed rate due after one year ....                                   $16,531
     Total adjustable rate due after one year                                     3,610
                                                                                 ------

  Total loans due after one year ...........                                    $20,141
                                                                                 ======


     Actual repayments of loans may differ from the contractual maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayment of such loans.

     Investment Securities

     The Company's investment securities portfolio serves several essential functions, such as providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits. Average investment securities increased $1.9 million or 22.7% in 1996 as compared to 1995 and decreased $1.8 million or 17.5% in 1995 as compared to 1994. The increase in average investment securities results from the Company's growth in deposits and other borrowings. During 1996, 1995 and 1994 average investment securities comprised 20.1%, 18.3% and 24.0% of average interest-earning assets, respectively, and 18.2%, 16.7% and 21.9% of average total assets, respectively.

     The two tables below present the amortized cost or carrying values and the composition of investment securities at the end of each of the past two years and the contractual maturities and yields of investment securities at December 31, 1996. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               December 31,
                                                    -----------------------
                                                        1996                           1995
                                                    -----------                   ---------
                                           Available     Held to              Available    Held to
                                            for Sale     Maturity             for Sale     Maturity
                                                               (amounts in thousands)


U.S. Treasury .................            $  997          $1,740               $  756         $1,737
U.S. Government Agencies ......             2,887           2,050                2,556          2,350
State, County and Municipal ...             2,857               0                1,484              0
Federal Home Loan Bank Stock ..               158               0                  149              0
                                           ------          ------               ------         ------
    Total investment securities            $6,899           3,790               $4,945         $4,087
                                           ======          ======               ======         ======


                                                    Maturing         Maturing         Maturing
                                                    within           after one but    after
                                                    one year    within five years       five years
                                           Amount    Yield     Amount    Yield        Amount  Yield
                                                            (amounts in thousands)


U.S. Treasury .............                $  746      5.03%  $ 1,991      6.42%     $    0      0%
U.S. Government Agencies ..                   334      6.02     4,103      6.60         500   6.51
State, County and Municipal                   170      3.67     2,459      4.15         228   5.02
Federal Home Loan Bank ....                     0         0         0         0         158   7.25
                                           ------      ----    ------      ----       -----   ----

  Total investment
      securities ..........                 1,250      5.34%   $8,533      5.67%     $  886   6.45%
                                           ======      ====    ======      ====       ======  ====



                                                                     December 31, 1996
                                                    Investment Securities     Investments Securities
                                                  available for sale               held to maturity
                                                    Amortized      Fair       Amortized        Fair
                                                       Cost       Value         Cost           Value

       Due in one year                              $ 1,258       $ 1,258     $     0          $     0
       Due after one year through five years          5,276         5,263       3,290            3,307
       Due after five years through ten years           125           125         500              485
       Over ten years                                   255           261            0               0
                                                      -----         -----        -----           -----
                                                    $ 6,917       $ 6,899       $3,790         $ 3,792
                                                      =====         =====       ======           =====


     Excluding obligations of the U.S. Treasury and U.S. Government agencies, the Company did not have any investment which exceeded 10% of the Company's shareholders' equity at December 31, 1995.

     Deposits

     Average deposits increased $5.0 million or 11.68% to $48.2 million during 1996 from $43.2 million during 1995. The increase in average deposits represents growth in the Company's existing market and reflects the results of the Company's marketing efforts in attracting new customers from competing financial institutions.


     The average deposits by type, their relationship to total average deposits, and the average rate paid on deposits by type for the years ended December 31, 1996 and 1995 are presented below.


                                                                 December 31,
                                                         1996                      1995
                                        Amount        %      Rate   Amount     %         Rate
                                       (amounts in thousands, except percentages and ratios)


Noninterest-bearing demand deposits   $ 4,681        10%       --   $ 3,996         9%      --
Interest-bearing demand deposits ..     6,706        14       2.61    6,580        15     2.99
Money Market and Savings accounts .     4,741        10       3.06    4,838        11     3.37
Certificates of deposit ...........    29,268        60       5.92   25,472        59     5.85
Individual retirement accounts ....     2,823         6       6.34    2,291         6     5.98
                                      -------   -------       ----  -------   -------     ----

  Total average deposits ..........   $48,219       100%      5.13% $43,177       100     5.07%
                                      =======   =======       ====  =======   =======     ====

       The maturities of certificates of deposits and individual retirement accounts of $100,000 or more as of December 31, 1996 and 1995 are presented below.


                                                                         December 31,
                                                                     1996             1995
                                                                     (amounts in thousands)

       Three months or less                                          $ 4,509          $ 1,750
       Over three months through six months                            2,068              905
       Over six months through 12 months                               1,820            2,388
       Over 12 months                                                  2,818            1,412
                                                                      ------           ------

         Total certificates of deposit and individual retirement
            accounts of $100,000 or more                             $11,215          $ 6,455
                                                                      ======           ======



     The Company has analyzed the composition of certificates of deposit and individual retirement accounts of $100,000 or more. The large deposits comprised 22.6% of average deposits during 1996 compared to 14.9% of average deposits for 1995. Total deposits included large deposits of $10,906,000 and $6,455,000 at December 31, 1996 and 1995, representing
     20.8% and 14.4% of total deposits at the end of these periods, respectively. These large deposits are with governmental bodies in the local community that the Company serves or are with individuals who reside in the local area and to whom the Company has had consistent deposit relations since the Company's inception. There is no material reliance on brokered deposits as a source of large deposit funding.

     Liquidity and Interest Rate Sensitivity

     Liquidity management involves the matching of the cash flow requirements of customers, with depositors withdrawing funds or borrowers requiring loans, and the ability of the Company to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests.

     The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities in connection with the management of its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in financial institutions and federal funds sold to meet liquidity requirements as needed.

     The Company also has the ability on a short-term basis to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances up to $2,500,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $5,000,000.

     The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risk. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames the interest sensitivity gap by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest-sensitivity gap represents the risk or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. Because of continued pressures of rising rates and the Company's net liability sensitive position in the one year horizon at December 31, 1996, the Company believes downward pressure on its net interest margin could have a negative impact on net interest income in 1997.

     The following table illustrates the relative sensitivity of the Company to changing interest rates as of December 31, 1996.

                          0-90 days      91-365 days          One to five years     Over five years
                           Current    Current  Cumulative   Current   Cumulative  Current Cumulative
                                                    (amounts in thousands, except ratios)
Interest-sensitive
   assets:
Loans ..............   $  6,849     $ 19,217    $ 26,066     $ 15,194     $ 41,260    $  1,379    $ 42,639
Interest earning
  deposits in other
     banks .........      1,000         --         1,000         --          1,000        --         1,000
Investment
  securities .......       --          1,250       1,250        8,553        9,503         886      10,689
  Federal Funds Sold      1,500         --         1,500         --          1,500        --         1,500
                       --------     --------     --------    --------     --------    --------    --------
  Total interest-
  sensitive assets .      9,349       20,467      29,816       23,747       53,563       2,265      55,828
                       ========     ========     ========    ========     ========    ========    ========

Interest-sensitive
    liabilities:
NOW, Money Market,
 and savings
   accounts ........     13,084         --        13,084         --         13,084        --        13,084
Certificates of
deposits and IRA's
 $100,000 or more ..      4,509        3,888       8,397        2,818       11,215        --        11,215
Other certificates
 of deposits and
  IRA's ............      6,524       11,957      18,481        4,501       22,982        --        22,982

Federal Funds
   Purchased .......        200         --           200         --            200        --           200
Other borrowed
   funds ...........         15           45          60          236          296         252         548
                       --------     --------     --------    --------     --------    --------    --------
 Total interest
  sensitive
    liabilities ....   $ 24,332     $ 15,890    $ 40,022  $     7,555 $     47,777    $    252    $ 48,029
                       ========     ========     ========     ========    ========    ========    ========

Interest-
sensitivity gap ....   $(14,983)   $  4,577     $(10,406)  $    16,192 $     5,786    $  2,013    $  7,799
                       ========     ========     ========     ========    ========    ========    ========

Ratio to
interest-
sensitive assets ...    (26.84)%       8.20%      (18.64)%       29.00%      10.36%        3.61%     13.97%
                       ========     ========      ========    ========    ========     ========   ========



     Eagle Bancorp, Inc. believes that cash on hand of approximately $774,702 at December 31, 1996 should be sufficient to fund its holding company annual cash requirements for the foreseeable future which consist principally of holding company annual cash expenses of approximately $70,000 and the funding of a $0.50 per share cash dividend of $431,423 which was paid on January 15, 1997.

     Capital Resources

     The Company continues to maintain a satisfactory level of capital which exceeds regulatory requirements and is available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 11.31% and 12.25% during 1996 and 1995, respectively. At December 31, 1996 the Company's regulatory capital and the required minimum amounts under existing regulatory requirements are summarized as follows:

       Eagle Bancorp, Inc. and Subsidiary:


                                                              Required
                                             Actual            Minimum                Excess
                                            %     Amount     %      Amount          %     Amount
                                                            (dollars in thousands)


Risk Based Capital ...                     14.99% $6,842      8.00%   $3,652      6.99%   $3,190
Tier 1 Capital .......                     13.71   6,259      8.00     3,652      5.71     2,607
Leverage Capital Ratio                     10.60   6,271      4.00     2,367      6.60     3,904


       Eagle Bank and Trust:

                                                               Required
                                             Actual            Minimum               Excess
                                             %     Amount     %     Amount         %     Amount
                                                            (dollars in thousands)


Risk Based Capital ...                     14.37%  $6,561      8.00%    $3,652     6.37%  $2,909
Tier 1 Capital .......                     13.12    5,978      4.00      3,652     5.12    2,326
Leverage Capital Ratio                     10.12    5,990      4.00      2,367     6.12    2,623



     The Company is not aware of any recommendations by regulatory authorities which, if implemented would have a significant impact on its liquidity, capital resources, or operations.

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

     Recent Accounting Pronouncements

     On January 1, 1996, the Company adopted SFAS 123 which requires entities to recognize as expense over the vesting period the fair value of all stock based awards measured at the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and later years as if the fair value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25. The proforma and fair value disclosures required by SFAS 123 are not provided herein because there have been no grants in 1996 or 1995.

     The provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights": did not have an impact on the Company as it does not service loans for others.

ITEM 7.     FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon included on the following pages are incorporated herein by reference.

                  Index to Consolidated Financial Statements
                                                                          Page


Independent Auditors' Report                                                34

Consolidated Balance Sheets - December 31, 1996 and 1995.                   35

Consolidated Statements of Income for the
Years Ended December 31, 1996, 1995 and 1994                                36

Consolidated Statements of Shareholders' Equity for the
Years Ended December 31, 1996, 1995 and 1994                                37

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1996, 1995 and 1994                                      38

Notes to Consolidated Financial Statements -
December 31, 1996, 1995 and 1994                                            40

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                      Consolidated Financial Statements

                          December 31, 1996 and 1995


                  With Independent Auditors' Report Thereon

                         Independent Auditors' Report


The Board of Directors and Shareholders
Eagle Bancorp, Inc.:


We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.



                                              KPMG PEAT MARWICK LLP



February 7, 1997

Atlanta, Georgia

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                         Consolidated Balance Sheets

                          December 31, 1996 and 1995


                           Assets                                1996         1995
                           ------                                ----         ----
Cash and due from banks (note 2)                            $  2,237,822    2,316,465
Federal funds sold                                             1,500,000    1,260,000
Interest-earning deposits in other banks                       1,000,000           -
Investment securities available for sale (note 3)              6,898,784    4,945,680
Investment securities held to maturity (approximate
   fair value of $3,791,932  in 1996 and $4,156,000
   in 1995) - (note 3)                                         3,790,335    4,087,345

Loans, net of unearned income (note 4)                        42,638,858   37,442,325
   Less allowance for possible loan losses                       639,500      570,000
                                                              ----------   ----------
         Loans, net                                           41,999,358   36,872,325
                                                              ----------   ----------

Premises and equipment, net (note 5)                           2,474,386    2,548,695
Other assets                                                     829,308      743,665
                                                              ----------   ----------

                                                            $ 60,729,993   52,774,175
                                                              ==========   ==========

            Liabilities and Shareholders' Equity

Liabilities:
   Deposits:
     Noninterest-bearing deposits                           $  5,184,539    4,253,543
     Interest-bearing deposits (note 6)                       47,280,321   40,629,146
                                                              ----------   ----------
         Total deposits                                       52,464,860   44,882,689

   Federal funds purchased                                       200,000      700,000
   Federal Home Loan Bank advances (note 7)                      548,250           -
   Accrued expenses and other liabilities                      1,257,832      992,555
                                                              ----------   ----------
         Total liabilities                                    54,470,942   46,575,244
                                                              ----------   ----------

Shareholders' equity (notes 9, 11, and 14):
   Common stock, $1 par value.  Authorized 10,000,000
     shares; issued and outstanding 862,845 shares in 1996
     and 862,755 shares in 1995                                  862,845      862,755
   Additional paid-in capital                                  4,821,527    4,820,492
   Retained earnings                                             586,583      516,150
   Net unrealized holding losses on investment securities
     available for sale, net of deferred income taxes            (11,904)        (466)
                                                              ----------   ----------
         Total shareholders' equity                            6,259,051    6,198,931

Commitments (notes 4 and 10)

                                                            $ 60,729,993   52,774,175
                                                              ==========   ==========


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP, INC. AND SUBSIDIARY

                           Consolidated Statements of Income

                     Years ended December 31, 1996, 1995, and 1994



                                                           1996      1995       1994
                                                           ----      ----       ----
Interest income:
   Loans, including fees                               $4,024,844 3,687,797 2,906,210
   Federal funds sold                                      58,743    89,364    59,602
   Interest-earning deposits in
     financial institutions                                 1,055     6,429     3,118
   Investment securities:
     Taxable                                              491,027   419,279   498,290
     Nontaxable                                            88,815    33,191    27,565
                                                          -------   -------   -------
         Total interest income                          4,664,484 4,236,060 3,494,785
                                                        --------- --------- ---------

Interest expense:
   Deposits (note 6)                                    2,232,006 1,987,952 1,417,831
   Borrowed funds                                          36,949        -         -
                                                          -------   -------   ------
         Total interest expense                         2,268,955 1,987,952 1,417,831
                                                        --------- --------- ---------

         Net interest income                            2,395,529 2,248,108 2,076,954

Provision for possible loan losses (note 4)               107,842    75,503    87,906
                                                          -------   -------   -------
         Net interest income after provision for
           possible loan losses                         2,287,687 2,172,605 1,989,048
                                                        --------- --------- ---------

Noninterest income:
   Service charges on deposit accounts                    346,052   322,888   296,422
   Securities losses, net (note 3)                        (10,467)   (4,531)       -
   Other operating income                                 299,614   172,177    99,055
                                                          -------   -------   -------
         Total noninterest income                         635,199   490,534   395,477
                                                          -------   -------   -------

Noninterest expense:
   Salaries and employee benefits (note 10)             1,071,635   953,836   814,323
   Net occupancy and equipment expense                    280,089   222,197   240,127
   Other operating expenses (note 13)                     819,306   776,926   761,404
                                                          -------   -------   -------
         Total noninterest expense                      2,171,030 1,952,959 1,815,854
                                                        --------- --------- ---------

         Income before income tax expense                 751,856   710,180   568,671

Income tax expense (note 8)                               250,000   210,000   140,000
                                                          -------   -------   -------

         Net income                                    $  501,856   500,180   428,671
                                                          =======   =======   =======


Net income per common share and common share equivalent    $  .57       .57       .49
                                                              ===       ===       ===

Weighted average number of common shares and common
   share equivalents outstanding                          885,198   883,332   876,088
                                                          =======   =======   =======


See accompanying notes to consolidated financial statements.

                         EAGLE BANCORP, INC. AND SUBSIDIARY

                  Consolidated Statements of Shareholders' Equity

                   Years ended December 31, 1996, 1995, and 1994

                                                                                                  Net
                                                                                               unrealized
                                                                                              holding gains
                                                                                              (losses) on
                                                                                    Retained   investment
                                                                    Additional      earnings   securities      Total
                                              Common stock           paid-in      (accumulated  available     shareholders'
                                           Shares         Amount     capital         deficit)    for sale      equity


Balance at December 31, 1993 .........    735,405 $      735,405    4,099,191      (197,012)         --       4,637,584
Cumulative effect of change in
   accounting method - net
   unrealized holding gains (losses)
   on investment securities available
   for sale on January 1, 1994 .......         --           --           --            --          51,542        51,542
Exercise of warrants (note 9(c)) .....      127,350      127,350      721,650          --            --         849,000
Net income ...........................         --           --           --         428,671          --         428,671
Change in net unrealized holding gains
   (losses) on investment securities
   available for sale ................         --           --           --            --        (144,404)     (144,404)
                                         ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1994 .........      862,755      862,755    4,820,841       231,659       (92,862)    5,822,393

Cash paid in lieu of fractional shares
   in connection with stock split
   (note 9(a)) .......................         --           --           (349)         --            --            (349)
Net income ...........................         --           --           --         500,180          --         500,180
Cash dividends declared, $.25 per
 share ...............................         --           --           --        (215,689)         --        (215,689)
Change in net unrealized holding gains
   (losses) on investment securities
   available for sale ................         --           --           --            --          92,396        92,396
                                         ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1995 .........      862,755      862,755    4,820,492       516,150          (466)    6,198,931

Net income ...........................         --           --           --         501,856          --         501,856
Cash dividends declared, $.50 per
    share ............................         --           --           --        (431,423)         --        (431,423)
Issuance of shares for employee
   compensation ......................           90           90        1,035          --            --           1,125
Change in net unrealized holding gains
   (losses) on investment securities
   available for sale ................         --           --           --            --         (11,438)      (11,438)
                                         ----------   ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1996 .........    862,845 $      862,845    4,821,527       586,583       (11,904)    6,259,051
                                         ==========   ==========   ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                                EAGLE BANCORP, INC. AND SUBSIDIARY

                              Consolidated Statements of Cash Flows

                            Years ended December 31, 1996, 1995, and 1994



                                                                  1996            1995         1994
                                                                  ----            ----         ----
Cash flows from operating activities:
   Net income                                                $    501,856         500,180      428,671
   Adjustments to reconcile net income to net cash provided
      by operating activities:
       Provision for possible loan losses                         107,842          75,503       87,906
       Depreciation                                               165,622         134,666      133,672
       Securities losses, net                                      10,467           4,531           -
       Amortization of organizational costs                         4,513          17,959       21,095
       Compensation expense under stock awards and options          1,125              -        14,471
       Amortization and (accretion), net                          (25,106)         (4,748)     (21,300)
       Accretion of deferred loan fees                            (50,120)        (34,978)     (38,606)
       Loan fees deferred                                          45,143          35,735       32,015
       Deferred income tax benefit                                (19,128)        (62,760)     (69,500)
       Increase in other assets                                   (64,869)         (5,890)     (43,723)
       Increase in other liabilities                               49,543         244,430      228,068
                                                                ---------       ---------    ---------
         Net cash provided by operating activities                726,888         904,628      772,769
                                                                ---------       ---------    ---------

Cash flows from investing activities:
   Increase in loans, net                                      (5,229,898)     (3,994,395)  (5,111,487)
   Investment in interest-earning deposits
      in financial institutions                                (1,000,000)             -            -
   Purchases of investment securities available for sale       (4,250,098)     (1,613,872)  (6,277,389)
   Purchases of investment securities held to maturity           (748,359)     (1,727,027)    (561,547)
   Additions to premises and equipment                            (91,313)       (618,177)    (108,769)
   Proceeds from sales of investment securities
      available for sale                                        1,739,405         992,938           -
   Proceeds from maturates of interest-earning deposits
     in financial institutions                                         -               -       595,000
   Proceeds from maturities or calls of investment securities
     held to maturity                                           1,050,000              -       140,000
   Proceeds from maturities of investment securities available
     for sale                                                     550,000       2,143,333    6,016,918
                                                                ---------       ---------    ---------
         Net cash used in investing activities                 (7,980,263)     (4,817,200)  (5,307,274)
                                                                ---------       ---------    ---------

Cash flows from financing activities:
   Increase in deposits, net                                    7,582,171       4,179,869    2,101,945
   (Decrease) increase in federal funds purchased                (500,000)        700,000           -
   Proceeds from exercise of warrants                                  -               -       849,000
   Cash paid in lieu of fractional shares                              -             (349)          -
   Dividends paid                                                (215,689)             -            -
   Federal Home Loan Bank advances                                548,250              -            -
                                                                ---------       ---------    --------
         Net cash provided by financing activities              7,414,732       4,879,520    2,950,945
                                                                ---------       ---------    ---------

         Net increase (decrease) in cash and cash equivalents,
           carried forward                                   $    161,357         966,948   (1,583,560)
                                                                =========       =========    =========


                                                             (Continued)
                                EAGLE BANCORP, INC. AND SUBSIDIARY

                              Consolidated Statements of Cash Flows


                                                                 1996          1995            1994
                                                                 ----          ----            ----
         Net increase (decrease) in cash and cash equivalents,
           brought forward                                  $     161,357         966,948   (1,583,560)

Cash and cash equivalents at beginning of year                  3,576,465       2,609,517    4,193,077
                                                                ---------       ---------    ---------

Cash and cash equivalents at end of year                     $  3,737,822       3,576,465    2,609,517
                                                                =========       =========    =========

Supplemental disclosures of cash paid during year for:
   Interest                                                  $  2,204,231       1,609,873    1,369,270
                                                                =========       =========    =========

   Income taxes                                              $    316,093         379,699       20,713
                                                                =========       =========    =========


See accompanying notes to consolidated financial statements.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                      December 31, 1996, 1995, and 1994


(1)  Summary of Significant Accounting Policies

     The accounting and reporting policies of Eagle Bancorp, Inc. and subsidiary (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.

        Business

        Eagle Bancorp, Inc. was incorporated as a Georgia corporation, primarily to serve as a bank holding company for Eagle Bank and Trust (the "Bank"). The Bank provides a full range of banking services to individual and corporate customers from its main office and branch facilities in Statesboro, Georgia. The Company and the Bank are subject to competition from other financial institutions, are subject to the regulations of certain Federal and state agencies, and undergo periodic examinations by those regulatory agencies.

        Basis of Financial Statement Presentation

        The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for possible loan losses.

        The consolidated financial statements include the accounts of Eagle Bancorp, Inc. and its wholly owned subsidiary, Eagle Bank and Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents

        Cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for periods of less than 90 days.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


        Investment Securities

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") on January 1, 1994. SFAS 115 requires investments to be classified in three categories: securities held to maturity reported at amortized cost, trading securities reported at fair value, and securities available for sale reported at fair value. Unrealized gains or losses on trading securities are included in earnings while unrealized gains and losses on securities available for sale are excluded from earnings and reported as a separate component of shareholders' equity.

        On January 1, 1994, the Company transferred investment securities with an aggregate amortized cost of $6,161,382 to investment securities available for sale. Such investment securities available for sale had an aggregate fair value of $6,244,515 at January 1, 1994, which resulted in an increase in shareholders' equity at January 1, 1994 of $51,542, net of deferred income taxes amounting to $31,591.

        Premiums and discounts are amortized and accreted using a method which approximates a level yield. Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security.

        A decline in the market value of any security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

        Loans, Interest Income, and Fee Income

        Loans are reported at principal amounts outstanding, net of unearned income and less the allowance for possible loan losses. Interest income on loans is recognized on a level-yield basis.

        Loan fees, net of certain direct origination costs, are deferred and amortized over the terms of the loans using a method which approximates a level yield.

        Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or when they become contractually in default for 90 days or more as to either interest or principal, unless they are both well secured and in process of collection. When a loan is placed on nonaccrual status, previously accrued and

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

        uncollected interest for the year in which the loan is placed on nonaccrual status is charged to interest income on loans.

        The Company adopted the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures on January 1, 1995. Under the provisions of SFAS No. 114 and SFAS No. 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for possible loan losses through the provision for possible loan losses. Loans are charged to the allowance when, in the opinion of management, such loans are deemed uncollectible. Subsequent recoveries are added to the reserve.

        When a loan is considered impaired, cash receipts are applied under the contractual terms of the loan agreement, first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has not been recognized. Additionally, future cash receipts are recorded as recoveries of any amount previously charged off.

        A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

        The adoption of SFAS 114 and SFAS 118 required no increase to the allowance for possible loan losses and had no impact on net income for the year ended December 31, 1995. At December 31, 1996, the Company had no impaired loans other than those classified as nonaccrual.

        Allowance for Possible Loan Losses

        The allowance for possible loan losses is based on management's evaluation of the loan portfolio under current economic conditions, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged against the allowance when, in the opinion of management, such

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

        loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

        A substantial portion of the Company's loan portfolio is secured by real estate and other collateral in Bulloch County and surrounding areas of Southeast Georgia. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in economic conditions in these markets.

        Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Bulloch County and surrounding areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

        Premises and Equipment

        Premises and equipment are stated at cost, less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the related assets.

        Organizational Costs

        Organizational costs incurred during the development stage have been capitalized and are being amortized using the straight-line method over a five-year period. All organizational costs have been fully amortized as of December 31, 1996.

        Income Taxes

        The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred income tax assets and

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

        liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Stock-Based Compensation

        The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations. As such, compensation expense is recorded only to the extent that the market price of the underlying stock at the date of grant exceeds the exercise price. In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based
        Compensation ("SFAS 123"), was issued. SFAS 123 allows entities to continue to apply the provisions of APB Opinion 25 for recognizing stock-based compensation expense in the basic financial statements. However, companies are encouraged to adopt a new accounting method based on the estimated fair value of stock-based compensation. Companies that do not follow the new fair value-based method are required to provide expanded disclosures in the notes to consolidated financial statements. SFAS 123 is effective for the fiscal year ended December 31, 1996. The Company has elected to continue to apply the provisions of APB Opinion 25 and, to the extent material, follow the disclosure provisions of SFAS 123.

        Net Income Per Common Share

        Net income per common share and common share equivalent is based on the weighted average number of common shares outstanding and common share equivalents derived from dilutive stock options. Net income per common share and common share equivalent computed on a fully diluted basis is reflected in the accompanying consolidated statements of income.

        Reclassifications

        Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the presentation adopted in 1996.

(2)  Restricted Cash

        Aggregate reserves (in the form of vault cash) of approximately $212,000 and $183,000 were maintained to satisfy regulatory requirements at December 31, 1996 and 1995, respectively.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



(3)  Investment Securities

     Investment securities available for sale consisted of the following:

                                                                 December 31, 1996
                                                Amortized  Unrealized   Unrealized    Approximate
                                                  cost        gains       losses      fair value


      U.S. Treasury and U.S.
         Government agencies                $    3,890,204    11,989      (18,043)     3,884,150
      State, county, and municipal
         securities                              2,868,494     6,855      (19,115)     2,856,234
      Federal Home Loan Bank stock                 158,400        -            -         158,400
                                               -----------   -------       ------     ----------

                                            $    6,917,098    18,844      (37,158)     6,898,784
                                                 =========    ======       ======      =========

                                                                 December 31, 1995
                                                Amortized  Unrealized   Unrealized    Approximate
                                                  cost        gains       losses      fair value

      U.S. Treasury and U.S.
         Government agencies                $    3,307,120    6,069           -        3,313,189
      State, county, and municipal
         securities                              1,490,477       -        (6,786)      1,483,691
      Federal Home Loan Bank stock                 148,800       -            -          148,800
                                               -----------   ------        -----      ----------

                                            $    4,946,397    6,069       (6,786)      4,945,680
                                                 =========    =====        =====       =========

     The carrying and approximate market values of investment securities held to maturity are summarized as follows:

                                                               December 31, 1996
                                              Carrying    Unrealized   Unrealized    Approximate
                                                value        gains       losses      fair value
      U.S. Treasury and U.S.
         Government agencies               $   3,790,335     36,868      (35,271)     3,791,932
                                               =========     ======       ======      =========

                                                               December 31, 1995
                                              Carrying    Unrealized   Unrealized    Approximate
                                                value        gains       losses      fair value
      U.S. Treasury and U.S.
         Government agencies               $   4,087,345     68,655           -       4,156,000
                                               =========     ======       ======      =========

     Proceeds from sales of investment securities during 1996 were $1,739,405 and resulted in securities losses realized of $10,467. Proceeds from sales of investment securities during 1995 were $992,938 and resulted in securities gains realized of $628 and securities losses realized of $5,159. The Company did not sell any investment securities during 1994.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

     The amortized cost and fair values of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                   Investment securities    Investment securities
                                                    available for sale        held to maturity
                                                   Amortized  Approximate  Amortized  Approximate
                                                     cost     fair value     cost     fair value


      Due in one year or less                  $   1,258,059   1,250,129          -           -
      Due after one year through five years        5,275,639   5,263,255   3,290,335   3,306,462
      Due after five years through ten years         125,000     125,000     500,000     485,470
      Due after ten years                            100,000     102,000          -           -
      Equity securities                              158,400     158,400          -           -
                                                  ----------  ----------   ---------   --------

                                               $   6,917,098   6,898,784   3,790,335   3,791,932
                                                   =========   =========   =========   =========

     Securities with an aggregate carrying value of approximately $2,500,000 and $1,300,000 at December 31, 1996 and 1995, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.


(4)  Loans

     Loans outstanding, by classification, are summarized as follows:


                                                            December 31,
                                                          1996        1995


     Agricultural                                     $ 1,301,314   1,079,205
     Commercial                                         8,275,067   6,085,631
     Real estate - commercial                          19,194,293  17,211,187
     Real estate - commercial construction              2,760,089   1,902,436
     Real estate - residential construction               337,196   1,029,534
     Real estate  - residential                         6,538,226   6,220,862
     Consumer                                           3,581,595   3,510,242
     Home equity                                          649,657     431,284
                                                        ---------   ---------
                                                       42,637,437  37,470,381
     Deferred loan costs (fees)                             1,421     (28,056)
                                                        ---------   ---------

                                                      $42,638,858  37,442,325
                                                      ===========  ==========

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



     Transactions in the allowance for possible loan losses are summarized as follows:


                                                             Year ended December 31,
                                                            1996      1995      1994
                                                             ----      ----      ----


        Balance at beginning of year                    $ 570,000   527,500  436,000
        Provision charged to operating expense            107,842    75,503   87,906
        Recoveries on loans (consumer) previously
           charged off                                     21,081     2,176   10,277
        Loans charged off (consumer)                      (59,423)  (35,179)  (6,683)
                                                          -------   -------  -------

        Balance at end of year                          $ 639,500   570,000  527,500
                                                          =======   =======  =======

     At December 31, 1996, outstanding loan commitments included commitments to fund commercial, agricultural, real estate - construction, and home equity loans of approximately $2,163,000, $678,000, $2,377,000, and $738,000,
     respectively. It is the opinion of management that such commitments do not involve more than the normal risk of loss.

     Nonaccrual loans were approximately $123,000 and $629,080 at December 31, 1996 and 1995, respectively, and interest income on nonaccrual loans which would have been reported for the years ended December 31, 1996, 1995, and 1994 was not significantly different from the interest income actually included in the accompanying consolidated statements of income for 1996, 1995, and 1994 relating to such loans.


     In the ordinary course of business, the Company has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unaffiliated customers. The following is a summary of activity during 1996 with respect to the aggregate loans to these individuals and their associates:

        Balances at December 31, 1995                         $1,850,000
        New loans                                              1,539,000
        Repayments                                            (2,040,000)
                                                               ---------

        Balances at December 31, 1996                         $1,349,000
                                                               =========

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements




(5)  Premises and Equipment

     Premises and equipment are summarized as follows:


                                                         December 31,
                                                       1996       1995


        Land                                       $   804,981   804,981
        Building and improvements                    1,469,358 1,438,634
        Furniture, fixtures, and equipment             813,653   753,064
        Automobiles                                     33,798    33,798
                                                      --------  --------
                                                     3,121,790 3,030,477
        Less accumulated depreciation
           and amortization                            647,404   481,782
                                                      --------  --------

                                                   $ 2,474,386 2,548,695
                                                   =========== =========

 (6)  Interest-Bearing Deposits

      The following is a summary of interest-bearing deposits:


                                                        December 31,
                                                      1996        1995


        NOW accounts                             $ 7,420,192   6,137,518
        Money market accounts                      3,077,437   2,096,008
        Savings accounts                           2,586,187   2,650,107
        Individual retirement accounts             2,958,922   2,762,189
        Certificates of deposit
            of $100,000 or more                   10,319,613   5,953,410
        Other certificates of deposit             20,917,970  21,029,914
                                                  ----------  ----------

                                                 $47,280,321  40,629,146
                                                 ===========  ==========

     Interest expense on certificates of deposit of $100,000 or more was approximately $525,000, $370,000, and $273,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(7)Federal Home Loan Bank Advances

    Federal Home Loan Bank advances at December 31, 1996 consist of secured, term loans with principal payable at maturity and interest due monthly based on fixed rates, as follows:

     6.81% maturing March 11, 2006                   $ 268,250
     7.01% maturing April 1, 2006                      280,000
                                                       -------
                                                     $ 548,250
                                                       =======

(8)Income Taxes

   The provision for income tax expense includes income taxes currently payable,
   income  taxes  deferred  because  of  temporary   differences  between  the
   financial statement and tax bases of assets and liabilities, and any increase or decrease in the valuation allowance for deferred income tax assets.

    Income tax expense (benefit) consists of:


                                             Current    Deferred   Total


        Year ended December 31, 1996:
          U.S. Federal                    $ 269,128    (16,268)  252,860
          State                                  -      (2,860)   (2,860)
                                             ------     ------    ------

                                          $ 269,128    (19,128)  250,000
                                            =======     ======   =======
        Year ended December 31, 1995:
          U.S. Federal                    $ 272,760    (52,851)  219,909
          State                                  -      (9,909)   (9,909)
                                             ------     ------    ------

                                          $ 272,760    (62,760)  210,000
                                            =======     ======   =======

        Year ended December 31, 1994:
          U.S. Federal                    $ 209,500    (54,500)  155,000
          State                                  -     (15,000)  (15,000)
                                             ------     ------    -------

                                          $ 209,500    (69,500)  140,000
                                            =======     ======   =======

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


   Income tax expense differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:


                                                          1996      1995       1994
                                                          ----      ----       ----


     Computed "expected" income tax expense            $  255,631   241,461   193,348
     Increase (reduction) in income tax expense
        resulting from:
          Tax-exempt interest                             (19,247)   (7,673)   (7,758)
          Increase (decrease) in valuation allowance
           for deferred income tax assets                      -    (29,718)  (76,755)
          Other, net                                       13,616     5,930    31,165
                                                          -------   -------    ------

                                                       $  250,000   210,000   140,000
                                                          =======   =======   =======

     The tax effects of temporary differences that give rise to the deferred income tax assets and liabilities at December 31, 1996 and 1995 are presented below:


                                                          1996      1995


        Deferred income tax assets:
          Allowance for possible loan losses          $ 202,781    147,338
          Preopening costs                                   -       2,623
          State operating loss and credit carryforwards  14,138     22,860
          Unrealized holding losses on investment
            securities available for sale                 6,410        251
                                                         ------    -------
              Total deferred income tax assets          223,329    173,072

          Less valuation allowance                           -          -
                                                         ------    ------
              Deferred income tax assets, net of
                valuation allowance                     223,329    173,072
                                                        -------    -------

        Deferred income tax liabilities:
          Depreciation                                   54,017     33,174
          Other                                           4,127         -
                                                         ------    ------
              Total deferred income tax liabilities      58,144     33,174

              Net deferred income tax asset, included
               within other assets in the accompanying
               consolidated balance sheets            $ 165,185    139,898
                                                        =======    =======

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


     The Company recognizes deferred income tax assets and liabilities for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations. During the years ended December 31, 1995 and 1994, the Company decreased its valuation allowance for deferred income tax assets by $29,718 and $76,555, respectively, as accumulated deficits were recovered and taxable income was generated. The Company believes that the realization of deferred income tax assets recorded at December 31, 1996 is more likely than not because of carryback availability.

     The Company has available state business license tax credit carryforwards of approximately $21,500 for state income tax reporting purposes as of December 31, 1996 which can be used to reduce future state taxable income of the Company.

(9) Shareholders' Equity

    (a) Stock Split

        On May 23, 1995, the Company's Board of Directors declared a three-for-two stock split of the Company's common stock in the form of a stock dividend. All share, per share, and shareholders' equity amounts included herein have been retroactively restated to reflect the split.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


    (b)Stock Options

        The Company maintains a stock option plan under which 120,000 shares of common stock are reserved to retain the services of certain key employees and encourage stock ownership by them. The vesting, expiration, and exercise price of options granted are determined within the provisions of the Company's Board of Directors. All options granted under the terms of the plan shall have an exercise price equal to or greater than the fair market value of the Company's common stock on the date of grant and shall expire ten years from the date of grant. The following table summarizes plan activity for the years ended December 31, 1996, 1995, and 1994:


                                                             Exercise price
                                                     Shares     per share


           Options outstanding at December 31, 1993  44,118     $ 6.67
             Granted                                     -
             Exercised or canceled                       -
                                                     -----
           Options outstanding at December 31, 1994  44,118       6.67
             Granted                                     -
             Exercised or canceled                       -
                                                     -----
           Options outstanding at December 31, 1995  44,118       6.67
             Granted                                     -
             Exercised or canceled                       -
                                                     -----

           Options outstanding at December 31, 1996  44,118     $ 6.67
                                                     ======

        As of December 31, 1996, options to acquire 44,118 shares were earned and were exercisable. The Company has recorded compensation expense of $14,471 to reflect the compensatory component of the options earned during 1994. Options expire beginning in March 1998 through August 2000.

        As discussed in note 1, on January 1, 1996, the Company adopted SFAS 123 which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards measured at the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and later years as if the fair value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25. The pro forma and fair value disclosures required by SFAS 123 are not provided herein because there have been no grants in 1996 or 1995.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


    (c) Warrants

        Upon formation of the Company and Bank, organizers were granted warrants to acquire 151,650 shares of the Company's common stock in recognition of the efforts and risks undertaken by the organizers in the formation of the Company and Bank. On January 5, 1994, warrants to acquire 127,350 shares of the Company's common stock were exercised resulting in proceeds to the Company of $849,000. Warrants to acquire 24,300 shares expired on that same date.

(10) Commitments

    (a)Credit Facilities

       The Company maintains short-term unsecured federal funds arrangements with other banks. Subject to certain conditions, the Company has borrowing availability totaling $7.5 million at prevailing market rates.

    (b)Letters of Credit

      Inthe normal course of business,  the Company has outstanding  commitments
      to  extend   credit  which  are  not   reflected  in  the   accompanying
      consolidated financial statements, including approximately $149,000 under standby letters of credit at December 31, 1996. It is the opinion of management that such commitments do not involve more than the normal risk of loss.

    (c)Employee Benefit Plan

       Effective January 1, 1994, the Company established the Eagle Bank Profit Sharing Plan (the "Plan") to provide a vehicle for the Company's employees to save for retirement. The Plan allows the Company to make annual discretionary contributions for the benefit of Plan participants. All employees are eligible to participate in the Plan after they meet certain eligibility requirements. Under the terms of the Plan, the
       Company's   contribution  is  allocated  to  participants  in  the  same proportion that the participant's compensation, as defined, bears to the total compensation of all participants for the year. The Company has provided compensation expense of $30,000 in 1996, $25,000 in 1995, and $25,000 in 1994 to reflect the Company's contributions to the Plan.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(11)  Condensed Financial Information of Eagle Bancorp, Inc. (Parent Only)

        The following represents parent company only condensed financial information of Eagle Bancorp, Inc.


                                     Condensed Balance Sheets

                                    December 31, 1996 and 1995

                               Assets                                      1996         1995
                               ------                                      ----         ----
      Cash                                                            $     774,702    1,091,698
      Investment in bank subsidiary, at equity                            5,978,113    5,373,917
      Other assets                                                               -           382
                                                                         ----------   ----------

                                                                      $   6,752,815    6,465,997
                                                                          =========    =========

                Liabilities and Shareholders' Equity

      Liabilities:
         Dividends payable                                            $     431,423      215,689
         Other liabilities                                                   62,341       51,377
                                                                         ----------   ----------
              Total liabilities                                             493,764      267,066
                                                                         ----------   ----------

      Shareholders' equity:
         Common stock                                                       862,845      862,755
         Additional paid-in capital                                       4,821,527    4,820,492
         Retained earnings                                                  586,583      516,150
         Net unrealized holding losses on investment
           securities available for sale                                    (11,904)        (466)
                                                                         ----------   ----------
              Total shareholders' equity                                  6,259,051    6,198,931
                                                                          ---------    ---------

                                                                      $   6,752,815    6,465,997
                                                                          =========    =========

                                  Condensed Statements of Income

                          Years ended December 31, 1996, 1995, and 1994

                                                               1996         1995         1994
                                                               ----         ----         ----
      Operating expenses                                   $   113,778       73,925       94,068
                                                               -------     --------     --------

              Loss before income taxes and equity
                in income of bank subsidiary                  (113,778)     (73,925)     (94,068)

      Income tax benefit allocated from consolidated
         income tax return                                          -            -            -
                                                             ---------    ---------     -------
              Loss before equity in income of
                bank subsidiary                               (113,778)     (73,925)     (94,068)

      Equity in income of bank subsidiary                      615,634      574,105      522,739
                                                               -------      -------      -------

              Net income                                   $   501,856      500,180      428,671
                                                               =======      =======      =======

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



                      Condensed Statements of Cash Flows

                Years ended December 31, 1996, 1995, and 1994

                                                                1996         1995         1994
                                                                ----         ----         ----


      Cash flows from operating activities:
         Net income                                        $     501,856      500,180     428,671
         Adjustments to reconcile net income to net
           cash used in operating activities:
             Equity in income of bank subsidiary                (615,634)    (574,105)   (522,739)
             Amortization of organizational costs                    382        4,584       4,584
             Compensation expense under stock
              awards and options                                   1,125           -       14,471
             Decrease (increase) in other assets                      -        28,420     (10,142)
             Increase (decrease) in other liabilities             10,964      (28,105)      7,585
                                                             -----------   ----------  ----------
                Net cash used in operating activities           (101,307)     (69,026)    (77,570)
                                                             -----------   ----------  ----------

      Cash flows from financing activities:
         Dividends paid                                         (215,689)          -           -
         Proceeds from exercise of warrants                           -            -      849,000
         Cash paid in lieu of fractional shares in
           connection with stock split                                -          (349)         -
                                                             -----------   ----------  ---------
                Net cash provided by (used in)
                  financing activities                          (215,689)        (349)    849,000
                                                             -----------   ----------  ----------

                Net increase (decrease) in cash and cash
                   equivalents                                  (316,996)     (69,375)    771,430

      Cash and cash equivalents at beginning of year           1,091,698    1,161,073     389,643
                                                               ---------    ---------    ---------

      Cash and cash equivalents at end of year             $     774,702    1,091,698   1,161,073
                                                             ===========    =========   =========

      Supplemental disclosure of cash paid during
         the year for income taxes                         $     316,093      379,699      20,713
                                                             ===========   ==========  ==========

      Supplemental disclosure of significant noncash
         transaction - contribution of land to Eagle Bank  $          -       216,753          -
                                                             ===========   ==========  =========

    The amount of dividends payable to the Company from the Bank is limited by regulatory agencies. State-chartered banks meeting the minimum regulatory capital requirements are restricted in the payment of dividends, without prior regulatory approval, to an amount no greater than 50% of net income of the previous year. As a result of this regulatory limitation, at
    December  31,  1996,   $5,670,296  of  the  Company's  investment  in  Bank
    subsidiary of $5,978,113 was restricted from transfer by the Bank to the Company in the form of cash dividends.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


      (12)Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"), requires that the Company disclose estimated fair value for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

      (a) Cash and Cash Equivalents, Interest-Earning Deposits in Other Banks, and Federal Funds Sold and Purchased

          The carrying amount of these instruments approximates fair value because of the short-term maturities of these instruments.

      (b)Investment Securities

          The fair value of investment securities, except certain state and municipal securities,is estimated based on published bid prices or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. In the aggregate, the fair value of investment securities at December 31, 1996 and 1995 was $10,690,716 and $9,101,680,
          respectively, as compared to their carrying value of $10,689,119 and $9,033,025, respectively. Refer to note 3 for further disclosure of the estimated fair values of investment securities.

      (c) Loans

          Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loans. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

         The following table presents information on the fair value of loans:

                                                     December 31, 1996     December 31, 1995
                                                   Carrying    Estimated   Carrying    Estimated
                                                    amount    fair value    amount    fair value


               Loans, net                      $  41,999,358  41,951,522  36,872,325  36,844,465
                                                  ==========  ==========  ==========  ==========


      (d)Deposit Liabilities

          Under SFAS 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW accounts, money market accounts, and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit and individual retirement accounts with stated maturities are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities at December 31, 1996 and 1995.


                                                           December 31, 1996           December 31, 1995
                                                    Carrying   Estimated   Carrying        Estimated
                                                     amount   fair value    amount        fair value


Noninterest-bearing demand deposits ............   $5,184,539    5,184,539    4,253,543    4,253,543
NOW accounts ...................................    7,420,192    7,420,192    6,137,518    6,137,518
Money market accounts ..........................    3,077,437    3,077,437    2,096,008    2,096,008
Savings accounts ...............................    2,586,187    2,586,187    2,650,107    2,650,107
Certificates of deposit and individual
  retirement accounts:
   Maturing within six months or less ..........     21,178,449 21,220,261   15,782,674   15,899,333
   Maturing between seven and 12 months ........    5,699,912    5,722,173    7,202,910    7,599,616
   Maturing between one and three years ........    6,677,510    6,763,895    6,057,427    5,716,365
   Maturing beyond three years .................      640,634      649,374      702,502      723,540
                                                   ----------   ----------   ----------   ----------
                                               $     52,464,860 52,624,058   44,882,689   45,076,030
                                                   ==========   ==========   ==========   ==========

      (e)Federal Home Loan Bank Advances

          The fair value of the Company's Federal Home Loan Bank advances is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using rates quoted for the same or similar issues. At December 31, 1996, the fair value of the Federal Home Loan Bank advances is $554,724 as compared to their carrying value of $548,250.

      (f)Commitments

            The fair value of commitments to extend credit is equal to their cost at December 31, 1996 and 1995. The Company generally does not offer lending commitments to its customers for long periods and,

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

         therefore, the underlying rates of the commitments approximate market rates.

      (g)Limitations

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets that are not considered financial instruments include deferred income tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses on financial instruments can have a significant effect on fair value estimates and have not been considered in any of the estimates.

(13)Supplementary Income Statement Information

     Components of other operating expenses in excess of 1% of total income for each of the respective years are as follows:

                                                    1996     1995     1994
                                                    ----     ----     ----

        Stationery and supplies                  $ 84,717   74,317   66,051
        Data processing                           109,217   87,845   41,183
        Advertising and marketing                  52,366   51,605   51,301
        FDIC insurance premiums                    14,498   62,520  102,353
        Postage                                    56,267   51,066   44,049
        ATM transaction fees                       23,872   45,387   54,580
        Professional fees - legal and accounting   74,864   54,471   55,531
        Director fees                              53,300   55,400   23,375


                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(14)Regulatory Matters

     The  Company  is  subject  to  various   regulatory   capital requirements
     administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that,if undertaken, could have a direct material effect on the Company'sfinancial statements. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios
     (set forth in the table below) of total and Tier I capital (as defined) to average assets(as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                      EAGLE BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


    The Bank's actual capital amounts and ratios are also presented in the table below:


                                                                             Minimum to be well
                                                                             capitalized under
                                                        Minimum for capital  prompt corrective
                                            Actual      adequacy purposes    action provisions
                                         Amount  Ratio    Amount    Ratio     Amount     Ratio


As of December 31, 1996:
   Total capital - risk-based
     (to risk-weighted assets)     $ 6,561,517     14%   $3,652,080    8%   $4,565,100     10%
   Tier I capital - risk-based
     (to risk-weighted assets)       5,990,017     13%    1,826,040    4%    2,739,060      6%
   Tier I capital - leverage
     (to average assets)             5,990,017     10%    2,367,400    4%    2,959,250      5%

As of December 31, 1995:
   Total capital - risk-based
     (to risk-weighted assets)     $ 5,832,000     16%   $2,942,000    8%   $3,677,500     10%
   Tier I capital - risk-based
     (to risk-weighted assets)       5,374,000     15%    1,471,000    4%    2,206,500      6%
   Tier I capital - leverage
     (to average assets)             5,374,000     10%    2,085,000    4%    2,606,000      5%



ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ......      ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosure for the year ended December 31, 1996. On January 21, 1997 the Board of Directors of Eagle Bancorp, Inc. voted not to renew the appointment of KPMG Peat Marwick LLP as the Company's independent auditor for the year ending December 31, 1997. The engagement of Tiller, Stewart and Company, LLC will become effective March 31, 1997. The decision to engage Tiller, Stewart and Company, LLC was made because of lower professional fees.

On January 29, 1997 the Company filed a Form 8-K, SEC File Number 000-19228, disclosing the foregoing change in principal accountants. On February 10, 1997, the Company filed an amendment to this Form 8-K as required. Both Form 8-K filed January 29, 1997, and Form 8-K/A filed February 10, 1997, are incorporated herein by reference as, respectively, Exhibits 99.1 16.1.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information set forth under the caption "Election of Directors" and "Bank Management" in the Proxy Statement to be utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement to be utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
 ......      OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

          The consolidated financial statements, notes thereto and independent auditors' report thereon, filed as part hereof, are listed in Item 7.

      2.  Financial Statement Schedules

          All schedules have been omitted as the required information is not applicable.

      3.  Exhibits

      Exhibit Numbers

      3.1*  Articles of Incorporation
      3.2*  Bylaws
      3.3*  Form of Stock Purchase Warrant
      10.1* Employment Contract between Andrew M. Williams III and Statesboro
                  Financial Partners
      10.2* Employment Agreement between Erskine Russell and Statesboro
                  Financial Partners
      10.3* 1990 Employee Stock Option Plan
      10.4* Amendment to Employment Contract between Andrew M. Williams III and Eagle Bank and Trust
      10.5* 1996 Employment Contract between Eagle Bancorp, Inc., Eagle Bank
            & Trust and Andrew M. Williams, III
      11.1  Computation of Earnings per Common Share
      16.1**Letter on Change in Certifying Accountant
      22.1  Subsidiaries  of the Company.  The sole subsidiary of the Company is
            Eagle Bank and Trust, Statesboro,  Georgia, which is wholly-owned by the Company.
      27    Financial Data Schedule

      *Items 3.1 through 10.5, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-31490-A) and such documents are incorporated herein by reference.

      **The  letter  required  by Item  304(a)(3),  stating  whether  the former
      accountants   agrees  or  disagrees   with   statements   made  by  the
      Company relating to its change in accountants, was filed with the Commission on February 10, 1997, on Form 8-K/A, and is incorporated herein by reference.

(b)   Reports on Form 8-K

      A Form 8-K was filed on January 29, 1997 regarding the change in Registrant's independent accountants, and an amendment thereto, filed February 10, 1997, on Form 8-K/A, included the letter from the former accountants required by Item 304 of Regulation S-B.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1997.

EAGLE BANCORP, INC.


By:
    Andrew M. Williams III
    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1997.

 Signature                   Title         Signature           Title
                         President
                        (Principal                             Director
Andrew M. Williams III  Executive          Robert D. Coston
                        Officer) and
                        Director
                             Director                          Director
 Lemuel A. Deal                            Julian B. Hodges,
                                           Jr.
                             Director                          Director
 Robert E. Lane                            James B. Lanier,
                                           Jr.
                             Director                          Director
 Betty K. Minick                           Thad J. Morris,
                                           Jr.
                             Director                          Director and
 Paul E. Parker                            W. Dale Parker      Secretary


                             Director                          Director
 Erskine Russell                           Marcus B. Seligman

                        Director                               Director
 Solly Trapnell                            Paul A. Whitlock,
                                           Jr.

                        Principal
William Earl Green      Financial Officer
                        and Principal
                        Accounting Officer


ATL1-104085.4