Form 10-Q
period 1997-03-31
EAGLE BANCORP INC /GA/
filed 1997-05-15
CIK 865792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                      15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                  15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

For the quarter ended                              Commission file number
March 31, 1997                                              0-19228

                               EAGLE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

GEORGIA                                                58-1860526
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

                                 YES (X) NO ( )

Indicate the number of shares outstanding of each of the Registrants's classes of common stock, as of the close of the period covered by this Report.

862,845 shares of Common Stock, $1 par value per share, were outstanding as of May 15, 1997.

                       EAGLE BANCORP, INC.
                      AND SUBSIDIARY

Index

Part I.    Financial Statements                                         Page No.


 Item 1.           Consolidated Balance Sheets......................          2
                   Consolidated Statements of Income................          3
                   Consolidated Statements of Cash Flows............          4
                   Note to Consolidated Financial Statements........          6


 Item 2.           Management's Discussion and Analysis
                     r Plan of Operations..................                   7


Part II.          Other Information

Item 1.           Legal Proceedings..........................                14

Item 2.           Changes in Securities......................                14

Item 3.           Defaults Upon Senior Securities............                14

Item 4.           Submission of Matters to a Vote
                     of Security Holders.....................                 14

Item 5.           Other Information..........................                 14

Item 6.           Exhibits and Reports on Form 8-K...........                 14



Signatures...................................................                 15




Part I. Financial Statements
Item 1.

                       EAGLE BANCORP, INC. AND SUBISDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                             ASSETS                                                            3/31/97      12/31/96
Cash Due From Banks                                                                         $2,237,822      334,581
Federal Funds Sold
                                                                                               3,780,000    1,500,000
Interest-earning deposits in other banks
                                                                                                       -    1,000,000
Investment securities:
  available for sale
                                                                                               7,251,281    6,898,784
  held for maturity                                                                            3,789,338    3,,790,335
Total investment securities
                                                                                              11,040,620   10,689,119

Loans , net of unearned income
                                                                                              42,192,256   42,638,858
Reserve for Loan Loss                                                                            635,566      639,500
                                                                                              ----------  -----------

    Loans, net
                                                                                              41,556,689   41,999,358

Premises and equipment, net
                                                                                               2,525,900    2,474,386
Other Assets                                                                                     970,115      829,308
                                                                                             ------------  ----------
                                                                                              60,207,906   60,729,993
                                                                                             ============  ==========

              Liabilities and Shareholders Equity
Liabilities:
   Deposits:
     Noninterest-bearing deposits
                                                                                               5,681,452       5,184,539
    Interest-bearing deposits                                                                 46,847,857      47,280,321
                                                                                              ------------    ----------

                          Total Deposits
                                                                                              52,529,309      52,464,860
 Borrowings
                                                                                                 533,500         748,250
Accrued expenses and other liabilities                                                           815,074       1,257,832
                                                                                              ----------      ----------

   Total Liabilities                                                                          53,877,883      54,470,942
                                                                                              ----------      ----------

Shareholders' Equity

Common Stock, $1 par value, Authorized                                                           862,845         862,845
10,000,000 shares; 862,845 shares
issued and outstanding
Additional paid-in capital                                                                     4,821,527       4,821,527
Retained earnings
                                                                                                 714,965         586,583
Net unrealized losses on investment
  securities available for sale                                                                  (69,314)        (11,904)
                                                                                               ----------      ----------
 Total shareholders' equity ...........................                                        6,330,023       6,259,051

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 60,207,906     $ 60,729,993
                                                                                            ============     ============

See accompanying note to consolidated financial statements.

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                          Three months ended
                                                                              March 31, March 31,
                                                                                          1996
                                                                            1997
Interest Income:
      Loans, including fees                                           $     961,292   1,016,324
     Interest on deposits in financial institutions
                                                                              1,205
     Federal funds sold                                                      35,581      17,372
    Investment securities:
      taxable                                                               126,388     112,936
      nontaxable                                                             28,954      19,494
                                                                         ----------   ----------
          Total interest income
                                                                          1,208,452   1,111,094

Interest Expense:
Deposits                                                                    578,367     548,729
Other Borrowings                                                              9,189       1,418
                                                                         ----------   ---------
       Total Interest Expense                                               587,556     550,148
                                                                         ----------   ---------

                    Net interest income
                                                                            620,897     560,946

Provision for possible loan losses.                                           6,000      13,528
                                                                         ----------   ----------

            Net interest income after provision
                 for possible loan losses                                   614,897     547,418

Noninterest income:
Service Charges                                                              88,696      86,903
Referral Fees - Mortgages                                                    49,335      78,927
Other                                                                        22,398      18,702
                                                                         ----------    ---------
      Total NonInterest Income
                                                                            160,428     184,533

Noninterest expense:
Salaries and employee benefits                                              280,161     284,701
Net occupancy and equipment expense                                          74,769      71,346
Other operating expense                                                     222,913     208,919
                                                                           --------     ------

     Total noninterest expenses                                             577,843     564,966
                                                                           --------     -------

Income before income taxes                                                  197,482     166,985
   Income Taxes                                                              69,100      60,674
                                                                         ----------     ------

Net income                                                              $   128,382   $ 106,311
                                                                        ===========   =========

Net income per share                                                   $       0.15   $    0.12
                                                                       ===========    =========
Weighted average number of shares outstanding                              862,845      862,755
                                                                       ===========    =========


See accompanying note to consolidated financial statements.




                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                          March 31,              March 31,
                                                                              1997                  1996

Cash flows from operating activities:
  Net income                                                          $     128,382        $       106,311
  Adjustments to reconcile net income to net cash provided
     by operating activities:
      Provision for possible loan losses.                                     6,000                 13,528
     Depreciation.                                                           37,947                 43,977
     Securities (gains) losses, net.                                        (3,207)                      -
     Amortization of organizational costs                                                            3,790
                                                                                  -
    Amortization and (accretion), net                                         7,790                   (692)
    Accretion of deferred loan fees                                         (20,638)                (9,074)
    Loan fees deferred                                                       12,575                  8,353
    Increase in other assets                                               (140,807)               (60,783)
    Decrease in other liabilities                                           (11,335)               (40,012)
                                                               --------------------------------------------
      Net cash provided by operating activities                              16,707                 65,398
                                                               --------------------------------------------

Cash flows from investing activities:
  Decrease in loans, net.                                                   444,732                162,521
  Purchases of investment securities available for sale                  (1,713,692)            (2,001,800)
  Purchases of investment securities held to maturity                      (496,094)                     -

  Additions to premises and equipment.                                      (89,463)                (5,473)
  Proceeds from sales of investment securities
     available for sale                                                     248,141                150,000
  Proceeds from maturates of interest-earning deposits
    in financial institutions.                                            1,000,000                      -
  Proceeds from maturities or calls of investment securities
    held to maturity.                                                       498,652                600,000
  Proceeds from maturities of investment securities available
    for sale                                                              1,049,500                      -
                                                               --------------------------------------------
      Net cash provided (used) in investing activities                      941,776             (1,094,752)
                                                               --------------------------------------------

Cash flows from financing activities:
  Increase in deposits, net.                                                 64,449              2,980,763
  Decrease in federal funds purchased                                      (200,000)              (700,000)
  Dividends paid                                                           (431,423)              (215,689)
  Repayment of borrowed funds                                               (14,750)                      -
  Federal Home Loan Bank advances                                                                  290,000
                                                                                  -
                                                               --------------------------------------------
      Net cash provided (used) by financing activities                     (581,724)             2,355,074
                                                               --------------------------------------------

      Net increase  in cash and cash equivalents,
        carried forward                                                     376,759              1,325,720



      Net increase in cash and cash equivalents,
        brough forward                                                $     376,759              1,325,720

Cash and cash equivalents at beginning of year                            3,737,822              3,576,465
                                                                       ------------            -----------
Cash and cash equivalents at end of year                              $   4,114,581              4,902,185
                                                                      -------------            -----------

Supplemental disclosures of cash paid during year for:
   Interest                                                           $     609,404                566,923
                                                                      -------------            -----------
   Income taxes                                                       $       3,342            $    62,573
                                                                      -------------            -----------


See accompanying note to consolidated financial statements



THE REST OF THIS PAGE INTENTIONAL LEFT BLANK.

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Basis  of Presentation

The unaudited consolidated financial statements include the accounts of Eagle Bancorp, Inc. ("the Company") and its wholly owned subsidiary, Eagle Bank and Trust. The accompanying unaudited consolidated financial statements do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary to a fair statement of the financial position and results of operations for the periods covered by this report have been included.

Item 2.
           Management's Discussion and Analysis or Plan of Operations

The following is a discussion of the Company's financial condition at March 31, 1997, compared to December 31, 1996, and the results of its operations for the period ended March 31, 1997, compared to the three month period ended March 31, 1996. This discussion of the Company's financial condition and results of
operations   should  be  read  in  conjunction  with  the  Company's   unaudited
consolidated financial statements appearing elsewhere in this report and the Company's 1996 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

                                     GENERAL

Eagle Bancorp, Inc. (the "Company") is a one-bank holding company providing a full range of banking services to individual and corporate customers in Bulloch County and surrounding areas through its wholly-owned bank subsidiary, Eagle Bank and Trust (the "Bank"). The Bank operates under a state charter granted by the Georgia Department of Banking and Finance (the "GDBF") and serves its customers from its two banking facilities in Statesboro, Georgia.

                               FINANCIAL CONDITION

During the first three months of 1997, total assets decreased $.5 million or approximately 0.86% as compared to amounts at December 31, 1996. During this period the Bank's deposit base increased by approximately $64,449 as reflected below. The Bank's asset mix changed by an increase in interest earning investments of $1,631,501 or approximately 12.37% when compared to the December 31, 1996 levels, while cash and due from banks decreased by $1,903,241 or approximately 85% as compared to amount at December 31, 1996.


                                    DEPOSITS

                                                        3/31/97         12/31/96

Noninterest-bearing demand deposits                 $   5,681,452 $    5,184,539
NOW accounts                                            7,096,088      7,420,192
Money market accounts                                   2,690,112      3,077,437
Savings accounts                                        3,054,170      2,586,187
Individual retirement accounts                          3,115,796      2,958,922
Certificates of deposits of $100,000 or more            9,442,099     10,319,613
Certificates of deposits of $100,000 or less           21,449,592     20,917,970
                                                       ----------     ----------

         Total deposits                             $  52,529,309  $  52,464,860
                                                    =============  =============


                     LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management involves the matching of cash flow requirements of customers, with depositors withdrawing funds and borrowers requiring loans, and the ability of the Company to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so maturities of assets are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its needs to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities in connection with the management of its interest sensitivity gap. The Company may also utilize its cash and due from banks, federal funds sold and investment securities available for sale to meet liquidity requirements. At March 31, 1997, the Company's cash and due from banks equaled $334,581, its investment securities available for sale equaled $7,251,281 and its federal funds sold equaled $3,780,000. All of these assets could be converted to cash on short notice.

Subject to certain conditions, the Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with certain banks for short-term unsecured advances up to $2,500,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $7,000,000. During 1996, the Company borrowed on a long-term basis from the Federal Home Loan Bank to match loan funding rates and maturities with loan borrowing rates and maturities with balances outstanding of $533,500 and $548,250 as of March 31, 1997 and December 31, 1996 respectfully.

The Company's liquidity position, calculated as cash and due from banks, federal funds sold, and investment securities not pledged divided by deposits, equaled 31.30% as of March 31, 1997, compared to 29.94% as of December 31, 1996. The Company's optimum liquidity ratio is 30% with a minimum acceptable ratio of 20%. Management monitors liquidity daily and strives to maintain a liquidity ratio between 20% and 30%.

The Company continues to monitor the percentage of certificates of deposit of $100 thousand and over to total deposits. At March 31, 1997, deposits over $100 thousand equaled approximately 18% of total deposits. A substantial portion of these certificates of deposits is with individuals who reside in the Company's primary service area who are either shareholders, organizers, or directors of the Company and to whom the Bank has had consistent deposit relations since inception.

The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of March 31, 1997.





                                                       INTEREST RATE SENSITIVITY TABLE
                                                        (amounts in thousands)
                                         0-90 days        91-365days       One to Five Years      Overfive years
                                          Current     Current Cumulative   Current Cumulative     Current Cumulative

      Interest-sensitive assets:

Loans                                       6,251      17,694   23,945     16,577    40,502         1,690    42,192
Investment securities                           -         980      980      9,052    10,032         1,009    11,041
Federal funds sold                          3,780        -        3,780       -        3,780         -        3,780
                                           ------       ----     ------      ----     ------        ----     -----
Total interest-sensitive assets            10,031      18,674    28,705    25,609     54,314        2,699    57,013
                                          -------      ------    ------    ------    -------        -----    ------
   Interest-sensitive liabilities:
NOW, money market and
           savings accounts                12,860          -     12,860         -      12,860                12,860
Certificates of deposits and
    individual retirement accounts          8,393      17,766    26,159     7,829      33,988           -    33,988
Other borrowing                                15          45        60       236         296           238     534
                                              ---        ---        ---      ----       ----                   ---
Total interest-sensitivity
             liabilities                   21,268      17,811    39,079     8,065      47,144           238  47,382
                                       ----------      ------   -------     -----  ----------       ------- -------

Interest-sensitivity gap                   11,237         863   (10,374)   17,544       7,190         2,461   9,631
                                          ======       =======  ========   ======      ======       =======   =====
Ratio to interest-sensitivity
                assets                    -19.71%      1.51%    -18.20%    30.77%     12.61%       4.32%     16.89%
                                          =======      =====    =======    ======     ======       =====     ======



Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.


                                CAPITAL RESOURCES


The Company continues to maintain a satisfactory level of capital as measured by its total shareholders' equity to total assets ratio of 10.51% at March 31, 1997, as compared to 10.31% at December 31, 1996. Management anticipates the existing capital levels will be adequate to sustain the Company's anticipated growth for the future.

Eagle Bancorp, Inc. believes that cash on hand of approximately $299,200 at March 31, 1997, should be sufficient to fund its holding company annual cash requirements for the future that consist principally of holding company annual cash expenses of approximately $70,000. On October 15, 1996, the Company declared a cash dividend in the amount of $.50 per share payable January 15, 1997. This was declared as an annual dividend of $.30 per share and a special one time dividend of $.20 per share. In May of 1995, the Company declared a 3 for 2 stock split in the form of a share dividend. On October 16, 1995, the Company declared a cash dividend in the amount of $.25 per share payable January 15, 1996.

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

The following table compares the Company's and its subsidiary's capital ratios to the minimum capital ratios required to be maintained under applicable regulatory guidelines at March 31, 1997.


        Eagle Bancorp, Inc. and Subsidiary:

                                                    Required
                                   Actual             Minimum              Excess
                                 %    Amount      %      Amount         %     Amount
                                                 (dollars in thousands)
Risk Based Capital ...         15.77% 6,951       8.00%     $3,525    7.71%  $3,426
Tier 1 Capital .......         14.52  6,399       4.00       1,763   10.52    4,650
Leverage Capital Ratio         10.56  6,399       3.00       1,818    7.56    4,581


        Eagle Bank and Trust:

                                                       Required
                                   Actual            Minimum                Excess
                                %    Amount     %      Amount            %      Amount
                                                     (dollars in thousands)

Risk Based Capital             15.17 $6,685       8.00      $3,525     7.17  $3,160
Tier 1 Capital                 13.92  6,133       4.00       1,763     9.92   4,370
Leverage Capital Ratio         10.12  6,133       3.00       1,818     7.12   4,315



                              RESULTS OF OPERATIONS

Net Interest Income

The Company's net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, is the Company's principal source of income. Interest-earning assets for the Company include loans, federal funds sold and investment securities. The Company's interest-bearing liabilities include deposits and borrowings.

Net interest income for the three month period ended March 31, 1997, equaled $620,897 or 10.69% more than net interest income of $560,946 for the three month period ending March 31, 1996. The average yield earned on average interest-earning assets decreased to 8.65% for the three month period ended March 31, 1997 from 9.17% for the similar period ended March 31, 1996 and the average rate paid on average interest-bearing liabilities decreased to 4.92% for the three month period ended March 31, 1997 from 5.29% for the three month period ended March 31, 1996. The Company's interest rate differential for the three month period ended March 31, 1997, was 3.73% compared to 3.88% for the period ended March 31, 1996. The net interest margin (net interest income divided by average interest-earning assets) for the three month period ended March 31, 1997, was 4.42% as compared to 4.62% for the same period ended March 31, 1996. The Company's average loan to deposit ratio in 1996 was 83.42% compared to 77.88% for the three months ended March 31, 1997. The Company's loan to deposit ratio at December 31, 1996, was 81.27% as compared to 80.32% at March 31, 1997.

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

The allowance for possible loan losses approximated 1.51% of outstanding loans at March 31, 1997, as compared to approximately 1.50% at December 31, 1996.. The allowance decreased to $635,566 at March 31, 1997, from $639,500 at December 31, 1996.

The provision for the first three months of 1997 decreased by approximately $7,528 as compared to the first three months of 1996. Net chargeoffs for the three month period ended March 31, 1997, were $9,934 compared to $4,528 for the comparable period in 1996.

The following table summarizes nonperforming loans, potential problem loans, and allowance for possible loan losses data as of March 31, 1997, and December 31, 1996.


                                                                       March 31,    December 31,
                                                                         1997          1996


Nonperforming loans                                                    $134            $123

Potential problem loans                                                $364            $611

Asset Quality Ratios:

  Nonperforming loans to total
   loans, net of unearned income                                        .32%            .029%

  Potential problem loans to total
   loans, net of unearned income                                        .88%           1.43%

  Nonperforming and potential problem loans
   to total loans, net of unearned income                               1.20%          1.72%

Allowance for possible loan losses
  to nonperforming loans                                                4.75x          5.20x

Allowance for possible loan
  losses to nonperforming loans
  and potential problem loans                                           1.28x           .087x

Nonperforming loans are loans on nonaccrual and restructured.
Potential problem loans are internally classified by management and not included in nonperforming..

The Company's management believes that the allowance for possible loan losses is adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income for the three month period ended March 31, 1997, was $160,428 compared to $184,533 for the comparable period in 1996. This income primarily includes service charges on deposit accounts, in the amount of $88,696 for the three months ended March 31, 1997 compared to $86,903 in 1996 and mortgage referral fees in the amount of $49,335 for the three months ended March 31, 1997 compared to $78,927 in 1996.

Noninterest Expense

Noninterest expense is composed primarily of salaries and employee benefits, net occupancy and equipment expense, and other operating expense as shown below. The Company recorded noninterest expenses of approximately $577,843 for the three month period ended March 31, 1997, compared to $564,966 for the comparable period of 1996. The increase in noninterest expense for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is in a large part related to the other operating expense of approximately 6.70%.

                                                                      Three months ended
                                                                     March 31,     December 31,
                                                                      1997           1996
                                                                       ----         -----             ----
Salaries and employee
   benefits                                                          $280,161      $284,701
Net occupancy and equipment expense                                    74,769        71,346

Major components of other non-interest expense

  Data processing expense                                              36,257        25,845
  Stationery and supplies expense                                      27,928        28,610
  Postage                                                              13,389        14,155
  Accounting and audit fees                                            10,550        12,351
  Advertising and marketing expense                                    21,334        15,871
  Director fees                                                        11,700        11,700
  All other non-interest expense items - total                        101,755       100,387

Income Taxes

The Company has recorded income tax expense of $69,100 for the first quarter of 1997 representing an effective tax rate of approximately 35%. The Company recorded income tax expense of $60,674 for the first quarter of 1996 representing an effective tax rate of approximately 36%.


Net Income

The Company earned net income of $128,382 or approximately $.14 per share for the three month period ended March 31, 1997. This compares to $106,311 or approximately $.12 per share for the same period ended March 31, 1996.

Part II.  Other Information

Item 1.

Legal Proceedings.
     None

Item 2.

Changes in Securities
    None

Item 3.

Defaults upon Senior Securities
   None

Item 4.

Submission of Matters to a Vote of Security Holders.
   None

Item 5.
Other Information
   None

Item 6.
Exhibits and Reports on Form 8-K

(a)       Exhibits.
         The following exhibits are attached:
                  Exhibit 27 Financial Data Schedule
(b)      Reports on Form 8-K
         A report on Form 8-K dated January 28, 1997 disclosed the following reportable event:

              Item 4 - Changes in Registrant's Certifying Accountants,
                       KPMG Peat Marwick, LLP and engaged the services of Tiller, Stewart & Company, LLC as its principal accountants.

              Item 7 - Financial Statements and Exhibits
                       No Financial Statements were filed.

An amendment to Form 8-K dated February 10, 1997 disclosed the following reportable event:

              Item 7 - Financial  Statements and Exhibits
                       No Financial Statements were filed.
                       Former accountants concurence letter filed as an exhibit

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAGLE BANCORP, INC.



                                    By: \s\
                                       Andrew M. Williams, III
                                       President
                                       (Principal Executive Officer)


                                    By: \s\
                                       William E. Green
                                       Assistant Secretary
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)



                                    Date: May 15, 1997