Form 10QSB
period 1997-06-30
EAGLE BANCORP INC /GA/
filed 1997-08-14
CIK 865792

SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                                     FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                      15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                  15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO

                  For the quarter ended Commission file number
                             June 30, 1997   0-19228

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

862,845 shares of Common Stock, $1 par value per share, were outstanding as of August 14, 1997.

                                              EAGLE BANCORP, INC.
                                               AND SUBSIDIARY


                                     Index

                          Part I. Financial Statements

                                    Page No.

           Item 1. Consolidated Balance Sheets.........................1
                   Consolidated Statements of Income...................2,3
                   Consolidated Statements of Cash Flows...............4,5
                   Note to Consolidated Financial Statements...........6


           Item 2. Management's Discussion and Analysis
                        or Plan of Operations..........................7 to 16


                           Part II. Other Information

          Item 1. Legal Proceedings....................................17

          Item 2. Changes in Securities................................17

          Item 3. Defaults Upon Senior Securities......................17

          Item 4. Submission of Matters to a Vote
                            of Security Holders........................17

          Item 5. Other Information....................................17

          Item 6. Exhibits and Reports on Form 8-K.....................17



Signatures.............................................................18



                   Part I. Financial Statements
Item 1.
                       EAGLE BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)
            Assets                                     06/30/97       12/31/96

Cash & Due From Banks ............................     2,119,986      2,237,822
Federal Funds Sold ...............................             0      1,500,000
Interest-earning deposits in other banks .........             0      1,000,000
Invetment securities:
  Available for sale .............................     6,600,664      6,898,784
  Held to maturity ...............................     4,539,578      3,790,335
                                                       ---------      ---------
Total investment securities ......................    11,140,242     10,689,119

Loans , net of unearned income ...................    48,281,904     42,638,858
Reserve for Loan Loss ............................       671,297        639,500
                                                         -------        -------

    Loans, net ...................................    47,610,607     41,999,358

Premises and equipment, net ......................     2,493,173      2,474,386
Other Assets .....................................     1,081,301        829,308
                                                       ---------        -------

                                                      64,445,309     60,729,993
                                                      ==========     ==========

             Liabilities and Shareholder's Equity
Liabilities:
   Deposits:
     Noninterest-bearning deposits ...............     5,711,489      5,184,539
    Interest-bearning deposits ...................    48,917,736     47,280,321
                                                      ----------     ----------
                         Total Deposits ..........    54,629,225     52,464,860

 Borrowings ......................................     1,518,750        748,250
 Reserse repurchaes agreements ...................       983,000
Accrued expenses and other liabilitties ..........       771,545      1,257,832
                                                         -------      ---------
   Total Liabilities .............................    57,902,520     54,470,942

SHAREHOLDER'S EQUITY

Common Stock, $1 par value, Authorized ...........       862,845        862,845
10,000,000 shares; 862,845 shares
issued and outstanding
Additiona paid-in capital ........................     4,821,527      4,821,527
Retained earnings ................................       865,898        586,583
Net unrealized holding losses on investment
  securities available for sale ..................        (7,481)       (11,904)

                  Total share Holders' equity ....     6,542,789      6,259,051
                                                       ---------      ---------
 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ......    64,445,309     60,729,993
                                                      ==========     ==========

                See accompanying notes to consolidated financial statements.

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                                                              Three months ended
                                                                    June 30,
                                                              1997         1996
                                                              ----         ----

Interest Income:
    Loans, including fees                                  1,091,198     993,095
    Interest on deposits in financial institutions ....            0           0
    Federal funds sold                                         3,311      11,751
    Investment securities:
      taxable                                                141,688     122,936
      nontaxable                                              31,516      21,041
                                                              ------      ------
          Total interest income                            1,267,714   1,148,823

Interest Expense:
Deposits                                                     583,489     548,955
Other Borrowings                                              19,088       9,790
       Total Interest Expense                                602,577     558,745
                                                             -------     -------
                Net interest income                          665,137     590,078

Provision for possible loan losses                            35,000      20,735
                                                              ------      ------
        Net interest income after provision
              for possible loan losses                       630,137     569,343

Noninterest income:
Service Charges                                              104,221      91,893
Referral Fees - Mortgages                                     21,267      38,485
Security gains                                                 1,293        --
Other                                                         42,209       8,115
                                                              ------       -----
      Total NonInterest Income                               168,989     138,493

Noninterest expense:
Salaries and employee benefits                               274,697     269,776
Net occupancy and equipment expense                           77,596      68,951
Other operating expense                                      220,277     206,531
                                                             -------     -------
     Total noninterest expenses                              572,571     545,258

Income before income taxes                                   226,555     162,578
   Income Taxes                                               75,622      61,805
                                                              ------      ------
Net income                                                   150,933     100,773
                                                             =======     =======
Net income per share                                            0.17        0.12
                                                                ====        ====


See accompanying notes to consolidated financial statements.


                       EAGLE BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                 Six months ended
                                                                      June 30,
                                                               1997        1996
Interest Income:
     Loans, including fees ....................       2,107,522       1,954,386
     Interest on deposits in financial
       institutions ...........................           1,205               0
    Federal funds sold                                   38,892          29,124
    Investment securities:
    taxable                                             268,076         235,871
    nontaxable                                           60,471          40,535
                                                         ------          ------
          Total interest income                       2,476,166       2,259,916

Interest Expense:
Deposits                                              1,161,856       1,097,684
Other Borrowings                                         28,277          11,209
                                                         ------          ------
       Total Interest Expense                         1,190,133       1,108,893
                                                      ---------       ---------
            Net interest income                       1,286,033       1,151,023

Provision for possible loan losses                       41,000          34,263
                                                         ------          ------
    Net interest income after provision
          for possible loan losses                    1,245,033       1,116,760

Noninterest income:
Service Charges                                         192,916         178,796
Referral Fees - Mortgages                                92,836         117,413
Security gains                                            1,293          (4,766)
Other                                                    42,373          31,583
                                                         ------          ------
      Total NonInterest Income                          329,418         323,026

Noninterest expense:
Salaries and employee benefits                          554,858         554,477
Net occupancy and equipment expense                     152,366         140,297
Other operating expense                                 443,190         415,255
                                                        -------         -------
     Total noninterest expenses                       1,150,414       1,110,029

Income before income taxes                              424,038         329,757
   Income Taxes                                         144,722         122,674
                                                        -------         -------
Net income                                              279,316         207,083
                                                        =======         =======
Net income per share                                       0.32            0.24
                                                           ====            ====


See accompanying notes to consolidated financial statements.


                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                           Six months ended
                                                                June 30,
                                                           1997           1996
                                                           ----           ----
Cash Flows from operating activities:
Net income .........................................      279,315       207,084
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Provision for possible loan losses ............       41,000        34,263
     Depreciation ..................................       87,028        79,611
     Stock compensation expense ....................         --           1,125
     Amortization and (accretion), net .............        5,954        (9,556)
     Accretion of deferred loan fees ...............      (60,625)      (14,208)
     Loan fees .....................................       19,625        29,167
     Amortization of organizational cost ...........         --           4,895
     Securities gains ..............................        4,500         4,766
     Securities losses .............................       (3,206)         --
    (Increase) decrease in other assets ............     (259,080)      (95,353)
     Increase (decrease) in other liabilities ......      (54,864)      (56,109)

         Net cash provided by operating ............       59,647       185,685
activities

Cash flows from investing activities:
     Increase in loans, net ........................   (5,611,249)   (2,678,861)
     Proceeds from:
          maturities/called of investment securities
              held to maturitiy ....................      998,652     1,300,000
          sales/called/maturities of investment
              securities:
              available for sale ...................    1,297,641       500,000
          maturities of interest earning deposits
              in financial institutions ............    1,000,000             0
     Purchase of investment securities:
          available for sale .......................   (1,495,259)   (1,333,651)
          held to maturity .........................   (1,247,895)   (1,658,532)
     Purchase of premises and equipment ............     (105,815)      (24,219)


               Net cash used in investing
                     activities ....................   (5,163,925)   (3,895,263)


See accompanying notes to consolidated financial statements.


                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                           Six months ended
                                                                June 30,
                                                          1997           1996
                                                          ----           ----
Cash flows from financing activities:
     Increase in deposits, net ...................     2,164,365      3,082,145
     Increase (decrease) in
          federal funds purchased ................      (200,000)      (700,000)
     Proceeds from reverse repurchase ............       983,000
     Repayment of Federal Home Loan advances .....       (14,750)
     Federal Home Loan Bank advances .............       985,250        577,750
     Cash dividend ...............................      (431,423)      (215,689)
                                                        --------       --------

          Net cash provided by financing .........     3,486,442      2,744,206
activities

         Net decrease in cash and
               cash equivalents ..................    (1,617,836)      (965,372)
                                                      ----------       --------
Cash and cash equivalents at beginning
               of period .........................     3,737,822      3,576,465

Cash and cash equivalents at end of
               period ............................     2,119,986      2,611,093
                                                       =========      =========

Supplemental disclosures of cash paid during
     period for:
          Interest ...............................   $ 1,441,740    $ 1,085,248
                                                     ===========    ===========
          Income taxes ...........................   $   131,942    $   189,333
                                                     ===========    ===========

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

Item 2.

Management's Discussion and Analysis or Plan of Operations

                                    GENERAL

The following is a discussion of the Company's financial condition at June 30, 1997 compared to December 31, 1996, and the results of its operations for the three and six month periods ended June 30, 1997 compared to the comparable periods ended June 30, 1996. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements appearing elsewhere in this report and the Company's 1996 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.


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


                              FINANCIAL CONDITION

During the first six months of 1997, total assets increased $3,715,316 or approximately 6.1% (12.2% per annum) as compared to amounts at December 31, 1996. This increase was a result of the bank's deposit base increasing by approximately $2,164,365 and borrowings increase of $1,753,500. The Bank's asset mix changed primarily by an increase in loans of $5,643,046 or approximately 13.2% when compared to the December 31, 1996 levels. This increase in loans was primarily funded by the increase in deposits and borrowings. The following is a summary of the Company's deposits by type at June 30, 1997 and December 31, 1996:


                                                              DEPOSITS

                                                       6/30/97         12/31/96


Noninterest-bearing demand deposits ..............    $ 5,711,489    $ 5,184,539
NOW accounts .....................................      6,938,610      7,420,192
Money market accounts ............................      2,232,294      3,077,437
Savings accounts .................................      3,139,319      2,586,187
Individual retirement accounts ...................      3,200,582      2,958,922
Certificates of deposits of $100,000 or more .....     11,290,836     10,319,613
Certificates of deposits of less than $100,000 ...     22,116,095     20,917,970
                                                       ----------     ----------
         Total deposits ..........................    $54,629,225    $52,464,860
                                                      ===========    ===========




FINANCIAL CONDITION (cont)

The Company's rate of growth of approximately 6.1% (12.2% per annum) for the first half of 1997 approximates the 5.4% (10.8% per annum) growth that the Company achieved for the first half of 1996. Factors expected to contribute to a continuation of the Company's growth rate include:

1) the current loan and deposit rate environment in the local area and the bank's community involvement
2) a relatively stable economy in the local area, and
3) management's emphasis on profitability.

The Company believes it can continue to achieve growth for 1997 in the 10% range.



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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its needs to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. The Company may also utilize its cash and due from banks, federal funds sold and investment securities available for sale to meet liquidity requirements. At June 30, 1997, the Company's cash and due from banks equaled $2,119,986, its investment securities available for sale equaled
$6,600,664.   All of these assets could be converted to cash on short notice.

Subject to certain conditions, the Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with certain banks for short-term unsecured advances up to $2,500,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $7,000,000. During the first six months of 1997, the Company had outstanding borrowings of $1,518,750 of a short and long-term basis from the Federal Home Loan Bank to match loan funding rates and maturities with loan borrowing rates and maturities. Securities sold under repurchase agreements are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the agreements, the amount at June 30, 1997 was $983,000.00.

The Company's liquidity position, calculated as cash and due from banks, federal funds sold, and investment securities not pledged divided by deposits, equaled 22.15% as of June 30, 1997 compared to 28.54% as of June 30, 1996. The Company's optimum liquidity ratio is 30% with a minimum acceptable ratio of 20%. Management monitors liquidity daily and is striving to maintain its liquidity ratio between 20% and 30%.


The Company continues to monitor the percentage of certificates of deposit of $100 thousand and over (jumbo deposits) to total deposits. At June 30, 1997 jumbo deposits equaled 20.67% of total deposits of $54,629,255. At December 31, 1996 jumbo deposits equaled 19.67% of total deposits of $52,464,860.
A substantial portion of theses jumbo deposits are with individuals who reside in the Company's primary service area who are either shareholders, organizers, or directors of the Company and whom the Bank has had consistent deposit relations since inception.

The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of June 30, 1997.

                         INTEREST RATE SENSITIVITY TABLE

                                             0-90 days    91-365 days          One to five years    Over five years
                                             Current   Current  Cumulative   Current  Cumulative   Current  Cumulative
Interest-sensitive assets:
     Loans ..............................     8,873     18,835     27,708     18,041     45,749      2,533     48,282

     Investment securities ..............       100        505        605      9,390      9,995      1,145     11,140
                                                ---        ---        ---      -----      -----      -----     ------
          Total interest-sensitive assets     8,973     19,340     28,313     27,431     55,744      3,678     59,422
Interest-sensitive liabilities:
     NOW, money market and
          savings accounts ..............    12,310          0     12,310          0     12,310          0     12,310

Individual retirement accounts and
         certificates of deposits .......     6,484     22,465     28,949      7,659     36,608          0     36,608

Borrowings ..............................       998      1,045      2,043        236      2,279        223      2,502
                                                ---      -----      -----        ---      -----        ---      -----
     Total interest-sensitive liabilities    19,792     23,510     43,302      7,895     51,197        223     51,420
                                             ------     ------     ------      -----     ------        ---     ------
Interest-sensitivity gap ................   (10,819)    (4,170)   (14,989)    19,536      4,547      3,455      8,002
                                            =======     ======    =======     ======      =====      =====      =====
Ratio to total interest
     sensitive assets ...................   -18.21%     -7.02%    -25.22%      32.88%      7.65%      5.81%     13.47%
                                             =====       ====      =====       =====       ====       ====      =====



Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

                                CAPITAL RESOURCES

The Company continues to maintain a satisfactory level of capital as measured by its total shareholders' equity to total assets ratio of 10.15% at June 30, 1997 as compared to 10.31% at December 31, 1996. Management anticipates the existing capital levels will be adequate to sustain the Company's anticipated growth for the foreseeable future.

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

The following tables compare the Company's and its subsidiary's capital ratios to the minimum capital ratios required to be maintained under applicable regulatory guidelines at June 30, 1997.


Eagle Bancorp, Inc. and Subsidiary
                                                                 Required
                               Actual            Minimum          Excess
                               -----            ---------         ------
                              %      Amount     %     Amount      %  Amount
                            -----     -----    ----   -------    --- -------
Risk Based Capital .         14.50%   7,167   6.00%   2,964    8.50%  4,203

Tier 1 Capital .....         13.26%   6,550   8.00%   3,951    5.26%  2,599

Leverage ratio .....         10.16%   6,550   3.00%   1,933    7.16%  4,617


Eagle Bank and Trust

Risk Based Capital .         14.01%   6,922   6.00%   2,964    8.01%   3,958

Tier 1 Capital .....         12.76%   6,305   8.00%   3,952    4.76%   2,353

Leverage Ratio .....          9.79%   6,305   3.00%   1,933    7.42%   4,372



RESULTS OF OPERATIONS

Net Interest Income

The Company's net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, is the Company's principal source of income. Interest-earning assets for the Company include loans, federal funds sold, and investment securities.

Net interest income for the three month period ended June 30, 1997 equaled $665,137 or 12.71% more than the three month period ending June 30, 1996 of $590,078. The average yield earned on interest-earning assets decreased to 9.02% for the three month period ended June 30, 1997 from 9.09% for the similar three month period ended June, 30, 1996 and the average rate paid on interest-bearing liabilities decreased to 4.95% for the three month period ended June 30, 1997 from 5.22% for the comparable period ended June 30, 1996. The Company's net interest margin for the three month period ended June 30, 1997 was 4.73% compared to 4.67% for the comparable period ended June 30, 1996.

Net interest income for the six month period ended June 30, 1997 equalled $1,286,033 or 15.16% more than the six month period ending June 30, 1996 of $1,116,760. The average yield earned on interest-earning assets increased to 9.14% for the six month period ended June 30, 1997 from 8.70% for the similar period ended June 30, 1996 and the average rate paid on interest-bearing liabilities decreased to 4.84% for the six month period ended June 30, 1997 from 5.80% for the six month period ended June 30, 1996. The Company's net interest margin for the six month period ended June 30, 1997 was 4.52% compared to 4.01% for the period ended June 30, 1996.

Although management continues to explore methods to improve its net interest margin, there are no assurances that current levels can be maintained due to market interest rate fluctuations and the very competitive local banking environment.

Provision for Possible Loan losses

The Company provides for possible loan losses based upon information available at the end of each period. By evaluating the adequacy of the allowance for possible loan losses at the end of each period, management maintains the allowance for possible loan losses at a level adequate to provide for losses that can reasonably be anticipated. The level of allowance for possible loan losses is based on management's periodic loan-by-loan evaluation and other analysis of its loan portfolio, as well as its assessment of prevailing and anticipated economic conditions in Southeast Georgia.
                                                      Page 13
A substantial portion of the Company's loans are secured by real estate, including real estate and other collateral in Bulloch County and surrounding counties. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in economic conditions in these market areas.

The allowance for possible loan losses approximated 1.39% of outstanding loans at June 30, 1997 as compared to 1.50% at December 31, 1996. The allowance increased to $671,297 at June 30, 1997 from $639,500 at December 31, 1996
The allowance relates primarily to the level of the loan portfolio and related credit risks. The provision for the first six months of 1997 was $41,000 compared to $34,263 for the first six months of 1996. The provision for the three months ended June 30, 1997 was $35,000 as compared to $20,735 for the same period ended June 30, 1996. Net chargeoffs for the six month period ended June 30, 1997 equaled $9,203 compared to net recoveries of $4,737 for the comparable period in 1996.

The following table summarizes nonperforming loans, potential problem loans, and allowance for possible loan losses data as of June 30, 1997 and December 31, 1996.

                                                                                              June 30,
                                                                December 31,
                                                             1997         1996
                                                               (in thousands)

Nonperforming loans (0ver 90 days) ....................         90          123

Potential problem loans (internally classified) .......        110          611

Asset Quality Ratios:
Nonperforming loans to total loans,
     net of unearned income ...........................       0.19%        0.029%

Nonperforming loans to total assets ...................       0.17%        1.43%

Nonperforming loans and potential
     problem loans to total assets ....................       0.31%        1.72%

Allowance for possible loan losses to
    nonperforming loans ...............................       7.45X        5.20X

Allowance for possible loan losses to
    nonperforming loans and
     potential problem loans ..........................       3.36X        .087X





** Potential problem loans are loans 60 to 89 days past due.
The Company's management believes that the allowance for possible loan losses is adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income, net of securities gains, is primarily comprised of service charges on deposit accounts, which for the six month period ended June 30, 1997 was approximately $329,418 as compared to $323,026 for the comparable period in 1996. Service charges on deposit accounts includes fees on deposit accounts, fees for returned checks and fees for overdraft accounts. Noninterest income, net of securities losses for the three months ended June 30, 1997 was $168,989 compared to $138,493 for the three months ended June 30, 1996. These increases were primarily from service charges on deposit accounts which increase with the overall levels of deposit accounts.

Noninterest Expense

Noninterest expenses are composed primarily of salaries and employee benefits, net occupancy and equipment expense, and other operating expense as shown below. The Company experienced other operating expenses of approximately $1,150,414 for the six month period ended June 30, 1997 compared to $1,110,029 for the
comparable period  of  1996.  The  Company   experienced   other   operating
expenses of approximately $572,571 for the three months ended June 30, 1997 compared to $545,258 for the three months ended June 30, 1996. Other operating expenses increased approximately 3.64% and 5.01% for the six month and three month periods ended June 30, 1997 as compared to the same periods ended June 30, 1996.

Other Operating Expenses:

                                                      Six months ended
                                                          June 30,
                                                      1997       1996
                                                      ----       ----

            Salaries and$employee be$efits          554,858     554,477
            Net occupancy and equipment expense     152,366     140,297
            Data processing expense                  77,662      55,185
            Regulatory assessments                    7,721       7,311
            Insurance Expense                        11,708      14,085
            Stationery and supplies expense          33,213      51,874
            Legal Expense                            17,472      17,553
            Postage                                  29,205      28,387
            Accounting and audit fees                19,550      26,580
            Advertising and marketing expense        34,242      32,715
            ATM expense                              13,768      13,269
            Directors' fees                          23,400      23,400
            Dues and subscription                    10,845      12,206
            Business taxes and licenses              10,832      18,769
            Correspondent bank services              13,681      15,248
            All other expenses                      139,891      98,673
                                                    -------      ------
            Total NonInterest expense             1,150,414   1,110,029
                                                  =========   =========


Income Taxes

The Company has recorded income tax expense of $144,722 for the six months ended June 30, 1997 representing an effective tax rate of approximately 34% which compares to an effective tax rate of 37% recorded for the comparable period of 1996. The Company recorded for the three months ended June 30, 1997 income tax expense of $75,622 or 33% as compared to $61,805 or 38% for the same period ended June 30, 1996.

Net Income

The Company earned net income of $279,315 or approximately 0.32 per share for the six month period ended June 30, 1997. This compares to $207,083 or approximately 0.24 per share for the like period ended June 30, 1996. The Company earned net income of $150,933 or approximately 0.17 per share for the three months ended June 30, 1997. This compares to $100,773 or approximately
0.12 per share for the same  period  ended June 30,  1996.

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

A) At the Annual Meeting of Shareholders held on May 27, 1997, the following directors were elected to hold office for the coming year:
                             For
Robert D. Coston           545,133
J. Bird Hodges, Jr.        544,983
Betty K. Minick            545,133
Paul E. Parker             545,133
Paul A. Whitlock, Jr.      545,133

The following directors will continue their term: T. J. Morris, Jr.,
W. Dale Parker, Erskine Russell, Solly Trapnell., Lemuel A. Deal,
Robert E. Lane, James B. Lanier, Jr., Marcus B. Seligman and
Andrew M. Williams, III.

(B) At the Annual Meeting of Shareholders held on May 27, 1997, Tiller, Stewart and Company, was ratified as the independent auditors for the Company. Votes were cast as follows:

For                        540,783
Against                        150
Abstain                      7,530

Item 5.
Other Information

Item 6.
Exhibits and Reports on Form 8-K

(a) Exhibits.  Financial Data Schedule

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



                              Date: August 14, 1997