Form 10-Q
period 1997-09-30
EAGLE BANCORP INC /GA/
filed 1997-11-10
CIK 865792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

For the quarter ended                                    Commission file number
September 30, 1997                                                 0-19228

                               EAGLE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

GEORGIA                                                       58-1860526
(State or other jurisdiction                 (I.R.S.Employer Identification No.)
of incorporation or organization)


                       335 South Main Street, P.O. Box 638
                            Statesboro, Georgia 30459
                    (Address of principal executive offices)

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

862,845 shares of Common Stock, $1 par value per share, were outstanding as of October 10, 1997.

                               EAGLE BANCORP, INC.
                                 AND SUBSIDIARY



Index

Part I.           Financial Statements

                                                                       Page No.

Item 1.   Consolidated Balance Sheets.......................................1
          Consolidated Statements of Income...............................2-3
          Consolidated Statements of Cash Flows.............................4
          Notes to Consolidated Financial Statements........................5


Item 2.   Management's Discussion and Analysis
          or Plan of Operations..........................................6-14


Part II.     Other Information

               Item 1. Legal Proceedings...................................15

               Item 2. Changes in Securities...............................15

               Item 3. Defaults Upon Senior Securities.....................15

               Item 4. Submission of Matters to a Vote
                       of Security Holders.................................15

               Item 5. Other Information...................................15

               Item 6. Exhibits and Reports on Form 8-K....................15



Signatures.................................................................16

Part I. Financial Statements
Item 1.

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                       September 30, December 31
                                                           1997          1996
                                                        ----------    ----------
                           ASSETS
Cash and due from banks                              $  4,298,649  $  2,237,822
Federal funds sold                                           --       1,500,000
Interest-earning deposits in other banks                     --       1,000,000
Investment securities:
  Available for sale                                    6,354,005     6,898,784
  Held to maturity                                      4,722,838     3,790,335
                                                        ---------     ---------
    Total investment securities                        11,076,843    10,689,119

Loans, net of unearned income                          50,510,381    42,638,858
Reserve for loan loss                                     695,926       639,500
                                                          -------       -------
    Loans, net                                         49,814,454    41,999,358

Premises and equipment, net                             2,452,990     2,474,386
Other assets                                              961,446       829,308
                                                          -------       -------

                                                       68,604,382    60,729,993
                                                       ==========    ==========

   Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
     Noninterest-bearing deposits                       6,695,769     5,184,539
    Interest-bearing deposits                          49,798,433    47,280,321
                                                       ----------    ----------

               Total Deposits                          56,494,202    52,464,860
FHLB advances                                           1,874,495       548,250
Reverse repurchase agreement                              977,000
Federal funds purchased                                 1,580,000       200,000
Accrued expenses and other liabilities                    937,601     1,257,832
                                                          -------     ---------

   Total Liabilities                                   61,863,298    54,470,942

Shareholders' equity:

Common Stock, $1 par value, Authorized                    862,845       862,845
10,000,000 shares; 862,845 shares
issued and outstanding
Additional paid-in capital                              4,821,527     4,821,527
Retained earnings                                       1,043,765       586,583
Net unrealized gains (losses) on
investment securities available for sale                   12,947       (11,904)
                                                           ------       -------
        Total Shareholders' equity                      6,741,084     6,259,051
                                                        ---------     ---------

 Total liabilities and shareholders'equity           $ 68,604,382  $ 60,729,993
                                                     ============  ============



See accompanying notes to consolidated financial statements.


                       EAGLE BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                         Nine Months Ended
                                                 September 30,     September 30,
                                                          1997         1996
Interest Income:
    Loans, including fees                              $ 3,298,041  $ 2,973,570
    Interest on deposits in financial
      institutions                                           1,205         --
    Federal funds sold                                      45,452       40,553
    Investment securities:
      taxable                                              401,980      367,963
      nontaxable                                            91,662       63,815
                                                            ------       ------
          Total interest income                          3,838,342    3,445,901

Interest Expense:
   Deposits                                              1,774,573    1,658,460
   Other borrowings                                         72,030       21,076
       Total interest expense                            1,846,603    1,679,536
                                                         ---------    ---------
           Net interest income                           1,991,738    1,766,365

Provision for possible loan losses                          90,000       58,206
                                                            ------       ------
   Net interest income after provision
         for possible loan losses                        1,901,738    1,708,159

Noninterest income:
   Service charges                                         296,904      259,910
   Referral fees - mortgages                               170,184      189,553
   Security gains (losses)                                   1,293      (10,467)
   Other                                                    72,095       45,740
                                                            ------       ------
      Total nonInterest income                             540,475      484,736

Noninterest expense:
   Salaries and employee benefits                          840,545      799,936
   Net occupancy and equipment expense                     231,579      212,166
   Other operating expense                                 667,908      631,464
                                                           -------      -------
     Total noninterest expenses                          1,740,032    1,643,566
                                                         ---------    ---------
Income before income taxes                                 702,182      549,329
   Income Taxes                                            245,000      206,777
                                                           -------      -------
Net income                                             $   457,182  $   342,552
                                                       ===========  ===========

Net income per share                                   $      0.53  $      0.40
                                                       ===========  ===========

See accompanying notes to consolidated financial statements.


                       EAGLE BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                   September 30,  September 30,
                                                       1997          1996
Interest Income:
    Loans, including fees                             1,190,519      1,019,185
    Interest on deposits in financial
     institutions                                             -              -
    Federal funds sold                                    6,560         11,429
    Investment securities:
        taxable                                         133,905        132,090
        nontaxable                                       31,192        23,280
                                                         ------        ------
          Total interest income                       1,362,176      1,185,984

Interest Expense:
   Deposits                                             612,717        560,774
   Other borrowings                                      43,753          9,868
                                                         ------          -----
       Total interest expense                           656,470        570,642
                                                        -------        -------
           Net interest income                          705,705        615,342
Provision for possible loan losses                       49,000         23,943
                                                         ------         ------
   Net interest income after provision
         for possible loan losses                       656,705        591,399

Noninterest income:
   Service charges                                      103,987         81,113
   Referral fees - mortgages                             77,348         72,140
   Security gains (losses)                                   (0)        (5,700)
   Other                                                 29,722         14,157
                                                         ------         ------
      Total nonInterest income                          211,057        161,710

Noninterest expense:
   Salaries and employee benefits                       285,687        245,459
   Net occupancy and equipment expense                   79,213         71,869
   Other operating expense                              224,718        216,210
                                                        -------        -------
     Total noninterest expenses                         589,618        533,538
                                                        -------        -------
Income before income taxes                              278,144        219,571
   Income Taxes                                         100,278         84,103
                                                        -------         ------
     Net Income                                        $177,886       $135,468
                                                        =======        =======

Net income per share                                   $   0.21       $   0.16
                                                       ========       ========

See accompanying notes to consolidated financial statements.


                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                             Nine months
                                                                ended
                                                             September 30,
                                                          1997           1996
                                                          ----           ----

 Net Income ..........................................$  457,182    $   342,552
Adjustments to reconcile net income
     Provisions for possible loan losses .............    90,000         58,206
     Depreciation ....................................   133,434        124,169
     Securities gains (losses) .......................    (1,293)        10,467
     Amortization (accretion), net ...................   (20,843)       (17,979)
     Amortization of organization cost ...............     4,894
     Stock option expense ............................     1,125
     Accretion of loan fees ..........................   (80,552)       (23,401)
     Loan fees, net ..................................    46,979         32,031
     Deferred Income Tax Expense .....................         0
     Increase in other assets ........................  (123,440)      (127,586)
    Increase (decrease) in other liabilities .........  (320,231)        32,477
                                                        --------         ------
          Net cash provided by operating activities ..   181,236        436,955

Cash Flows from investing activities:
     Increase in loans, net ..........................(7,871,523)    (3,661,971)
     Purchase of investments - AFS ...................(1,416,432)    (2,972,914)
     Purchase of investments - HTM ...................(1,431,155)    (1,658,532)
     Purchase of premises and equipment ..............  (112,038)       (87,290)
     Proceeds from certificate of deposits ........... 1,000,000              0
     Maturities of investments - AFS ................. 1,020,000      1,500,000
     Called investments - AFS ........................   729,500      1,300,000
     Sale of investments - AFS .......................   250,000              0
     Sale of investments - HTM .......................   498,652              0
                                                         -------              -

          Net Cash used in investing activities ......(7,332,996)    (5,580,707)

Cash Flow From Financing Activities
     Increase in Deposits, Net ....................... 4,029,342      4,063,225
     FHLB Advances ................................... 1,365,250        563,000
     Repayment of FHLB advance .......................   (39,005)             0
     Proceeds from reverse repurchases ................  977,000
     Cash dividends ................................... (215,689)
     Federal fund repayments .......................... (700,000)
     Federal funds purchased ..........................1,380,000              0
                                                      ----------              -

         Net Cash Provided By Financing Activities ....7,712,587      3,710,536

               Net Increase (Decrease) in Cash and
               Cash Equivalents .......................  560,827     (1,433,216)

Cash And Cash Equivalents At Beginning of Period ......3,737,822      3,576,465
                                                      ----------      ---------

Cash And Cash Equivalents At End of Period ............4,298,649    $ 2,143,249
                                                      ==========    ===========


Supplemental disclosures of cash paid during period for:
          Interest...                           $     1,829,258     $ 1,619,059
          Income taxes..                        $       196,242     $   252,713


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

Item 2.
           Management's Discussion and Analysis or Plan of Operations


                                     GENERAL

The following is a discussion of the Company's financial condition at September 30, 1997 compared to December 31, 1996, and the results of its operations for the three and nine month periods ended September 30, 1997 compared to the comparable periods ended September 30, 1996. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements appearing elsewhere in this report and the Company's 1996 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

FINANCIAL CONDITION

During the first nine months of 1997, total assets increased $7,874,388 or approximately 13% as compared to amounts at December 31, 1996. This increase was primarily a result of the bank's deposit base increasing by approximately $4,029,342 and Federal Funds Purchased of $1,580,000 and other borrowings of $2,103,245. The Bank's asset mix changed by a increase in loans of $7,871,523. This represents an increase of approximately 18.46% in loans.

The following is a summary of deposits:

                                                        9/30/97       12/31/96


Noninterest-bearing demand deposits ...............   $ 6,695,769   $ 5,184,539
NOW accounts ......................................     6,638,592     7,420,192
Money market accounts .............................     2,165,939     3,077,437
Savings accounts ..................................     3,025,058     2,586,187
Individual retirement accounts ....................     3,425,741     2,958,922
Certificates of deposits of $100,000 or more ......    10,651,732    10,319,613
Certificates of deposits of less than $100,000 ....    23,891,371    20,917,970
                                                       ----------    ----------


         Total deposits ...........................   $56,494,202   $52,464,860
                                                      ===========   ===========








The Company's rate of growth was approximately 13% for the nine months of 1997 as compared to 9% for the same period in 1996. Factors expected to contribute to a continuation in the Company's growth rate include:

         1) the current loan demand in the local area and the bank's community activities,
         2)       a relatively stable economy in the local area, and
         3)       management's emphasis on profitability.

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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its needs to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. The Company may also utilize its cash and due from banks, federal funds sold and investment securities available for sale to meet liquidity requirements. At September 30, 1997, the Company's cash and due from banks equaled $4,298,649, its investment securities available for sale equaled $6,354,005. All of these assets could be converted to cash on short notice.

Subject to certain conditions, the Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with certain banks for short-term unsecured advances up to $3,500,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $7,000,000. During the first nine months of 1997, the Company had outstanding borrowings of $1,874,495 on a long-term basis from the Federal Home Loan Bank to match loan funding rates and maturities with borrowing rates and maturities. Securities sold under repurchase agreements are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the agreements, the amount at September 30, 1997 was $977,000.

The Company's liquidity position, calculated as cash and due from banks, federal funds sold, and investment securities not pledged divided by deposits, equaled 25.88% as of September 30, 1997 compared to 26.37% as of September 30, 1996. The Company's optimum liquidity ratio is 30% with a minimum acceptable ratio of 20%. Management monitors liquidity daily and is striving to maintain its liquidity ratio between 20% and 30%.

The Company continues to monitor the percentage of certificates of deposit of $100 thousand and over (jumbo deposits) to total deposits. At September 30, 1997 jumbo deposits equaled 18.85% of total deposits of $56,494,202. At September 30, 1996 jumbo deposits equaled 19.67% of total deposits of $52,464,860. Jumbo deposits are primarily with individuals who reside in the Company's primary service area and to whom the Bank has had consistent deposit relations since inception and county, city and educational funds. The current year's increase in the jumbo deposit balances are funds on deposit from various local governmental agencies and are secured by pledged collateral having a fair market value equal to at least 110% of those deposits.

The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of September 30, 1997.



                         INTEREST RATE SENSITIVITY TABLE

                         0-90 days          91-365 days            One to five years            Over five years
                          Current       Current   Cumulative    Current      Cumulative      Current      Cumulative

Interest-sensitive
assets:
     Loans                 10,022      18,636      28,658       19,109         47,767         2,743         50,510

     Investment securities    -           925         925        9,008          9,933         1,144         11,077
                             ----        ----        ----       ------         ------        ------        ------

        Total Interest-
        Sensitive Assets   10,022      19,561      29,583       28,117         57,700         3,887         61,587

Interest-sensitive
liabilities:
     NOW, money
     market and
     savings accounts      11,830           -      11,830            -         11,830             -         11,830

Individual retirement
accounts and certificates
of deposits                 7,220      22,817      30,037        7,932         37,969             -         37,969

Borrowings                  2,581       1,073       3,654          388          4,042           389          4,431
                           ------      ------      ------         ----         ------          ----         -----

   Total interest-
   sensitive liabilities   21,631      23,890      45,521        8,320         53,841           389         54,230
                          -------     -------     -------       ------        -------          ----        ------


Interest-sensitivity
gap                       (11,609)     (4,329)    (15,938)      19,797          3,859         3,498          7,357
                          ========     =======    ========      =======         ======        ======         =====
Ratio to total interest
sensitive assets           -18.85%      -7.03%     -25.88%       32.14%          6.27%         5.68%         11.95%
                           =======      ======     =======       ======          =====         =====         ======


Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

                                CAPITAL RESOURCES



The Company continues to maintain a satisfactory level of capital as measured by its total shareholders' equity to total assets ratio of 9.82% at September 30, 1997 as compared to 10.31% at December 31, 1996. Management anticipates the existing capital levels will be adequate to sustain the Company's anticipated growth for the foreseeable future.

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

The following tables compare the Company's and its subsidiary's capital ratios to the minimum capital ratios required to be maintained under applicable regulatory guidelines at September 30, 1997.


                       Eagle Bancorp, Inc. and Subsidiary

                                               Required
                                Actual         Minimum               Excess
                               --------        ----------            --------
                             %       Amount      %      Amount         %     Amount
                           ------     ------   -----    -------      -----   ------

Tier 1 capital.........     9.83%     6,741    6.00%     4,116       3.83%   2,625

Risk based capital.....    14.26%     7,389    8.00%     4,145       6.26%   3,244

Leverage ratio.........     9.83%     6,741    3.00%     2,058       6.83%   4,683


Eagle Bank and Trust

Tier 1 capital.........     9.48%    6,504     6.00%     4,115       3.48%    2,389

Risk based capital.....    13.80%    7,152     8.00%     4,146       5.80%    3,006

Leverage ratio.........     9.48%    6,504     3.00%     2,058       6.48%    4,446



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

Net interest income for the three month period ended September 30, 1997 equaled $705,705 or 14.69% more than the three month period ended September 30, 1996. The average yield earned on interest-earning assets was 8.93% for the three month period ended September 30, 1997 compared to 9.14% for the similar period ended September, 30, 1996 and the average rate paid on interest-bearing liabilities was 5.00% for the three month period ended September 30, 1997 compared to 5.12% for the comparable period ended September 30, 1996. The Company's net interest margin for the three month period ended September 30, 1997 was 4.63% compared to 4.60% for the three month period ended September 30, 1996.

Net interest income for the nine month period ended September 30, 1997 equaled $1,991,738 or 12.76% more than the nine month period ending September 30, 1996. The average yield earned on interest-earning assets was 8.90% for the nine month period ended September 30, 1997 compared to 9.13% for the similar period ended September 30, 1996 and the average rate paid on interest-bearing liabilities was 4.95% for the nine month period ended September 30, 1997 compared to 5.16% for the nine month period ended September 30, 1996. The Company's net interest margin for the nine month period ended September 30, 1997 was 4.60% compared to 4.68% for the period ended September 30, 1996.

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

The allowance for possible loan losses approximated 1.38% of outstanding loans at September 30, 1997 as compared to 1.50% at December 31, 1996. The allowance increased to $695,926 at September 30, 1997 from $639,500 at December 31, 1996. The change in the allowance relates primarily to the change in the loan portfolio and to related credit risks. The provision for the first nine months of 1997 was $90,000 compared to $58,206 for the first nine months of 1996. This provision is a result of evaluation as describe above of the loan portfolio during the first nine months of 1997 as compared to the first nine months of 1996. Net charge-offs for the nine month period ended September 30, 1997 equaled $33,574 compared to net charge-offs of $10,180 for the comparable period in 1996.

The following table summarizes nonperforming loans, potential problem loans, and allowance for possible loan losses data as of September 30, 1997 and December 31, 1996.


                                                  September 30,     December 31,
                                                       1997              1996



Nonperforming loans (in thousands)
  (over 90 days past due).................           $     45          $    123
Potential problem loans **(in thousands)
  (internally classified)..................          $    167          $    611
Asset Quality Ratios:
  Nonperforming loans to total
   loans, net of unearned income...........              .089%            0.029%

  Nonperforming loans to total assets......              .065%             .202%

  Nonperforming loans and potential
   problem loans to total assets............              .31%             1.21%

Allowance for possible loan losses
  to nonperforming loans....................             6.47X             5.20X

Allowance for possible loan
  losses to nonperforming loans
  and potential problem loans...............            3.28X              .087X

** Potential problem loans are loans 60 to 89 past due.

The Company's management believes that the allowance for possible loan losses is adequate to cover potential losses in the loan portfolio.


Noninterest Income

Noninterest income, net of securities gains (losses), primarily comprised of service charges on deposit accounts and mortgage referral fees, for the nine month period ended September 30, 1997 was approximately $540,475 compared to $484,736 for the comparable period in 1996 and represents and increase of approximately 11.50%. Service charges on deposit accounts includes fees on deposit accounts, fees for returned checks and fees for overdraft accounts. Noninterest income from the three months ended September 30, 1997 was $211,057 compared to $161,710 for the three months ended September 30, 1996 and represents and increase of approximately 30.52%.

Noninterest Expense

Noninterest expense is composed primarily of salaries and employee benefits, net occupancy and equipment expense, and noninterest expense as shown below. The Company had noninterest expenses of $ 1,740,032 for the nine month period ended September 30, 1997 compared to $ 1,643,566 for the comparable period of 1996. The Company experienced noninterest expense of approximately $589,618 for the three months ended September 30, 1997 compared to $533,538 for the three months ended September 30, 1996. Other operating expenses increased approximately 5.86% and 10.51% for the nine month and three month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996. Major components of noninterest expenses are shown below:


                                                     Nine months ended
                                                     September 30,

                                                   1997             1996
                                                   ----             ----

Salaries and employee benefits                    $840,545        $799,936
Net occupancy and equipment expense                231,579         212,166

Major Compontents of other operating expenses:

Data processing expense                            121,453          81,471
Stationery and supplies expense                     50,133          69,915
Postage                                             47,409          42,448
Accounting and audit fees                           28,550          57,510
Advertising and marketing expense                   46,752          40,977
Other operatings expenses                          373,610         339,142
                                                   -------         -------
      Total noninterest expense                 $1,740,032      $1,643,566
                                                ==========      ==========

Data processing expense increased due to the bank out-sourceing contract renewal after the initial denovo contract. Unlike many other financial institutions, the Company was not affected by the FDIC special assessment on SAIF-insured deposits in the third quarter of 1996 because all of the Company's deposits are in the FDIC Bank Insurance Fund (BIF).

Income Taxes

The Company has recorded income tax expense of $245,000 for the first nine months of 1997 representing an effect tax rate of approximately 35% which compares to an effective tax rate of 37.6% recorded for the comparable period of 1996. The Company recorded for the three months ended September 30, 1997 income tax expense of $100,278 as compared to $84,103 for the same period ended September 30, 1996.

Net Income

The Company's net income was $177,859 for the three month period ended September 30, 1997 compared to $135,486 for the like period ended September 30, 1996 representing an increase of 31.27%. The Company's net income per share was $0.21 per share for the three month period ended September 30, 1997 compared to $0.16 per share for the comparable period for 1996. The Company's net income was $457,182 or $0.53 per share for the first nine months of 1997 compared to $342,552 or $0.40 per share for the comparable period for 1996 or an increase of approximately 33.46% and 32.50% respectively.


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

Item 3.

Defaults upon Senior Securities
         None

Item 4.

Submission of Matters to a Vote of Security Holders.
         None

Item 5.
Other Information
         None

Item 6.
Exhibits and Reports on Form 8-K

(a)  Exhibits.
         Financial Data Sheet  - Exhibit 27

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

                                       Date: November 6, 1997