Form 10KSB
period 1997-12-31
EAGLE BANCORP INC /GA/
filed 1998-04-01
CIK 865792

61


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                                       Commission file number
ended December 31, 1997                                                  0-19228

                               EAGLE BANCORP, INC.
                 (Name of small business issuer in its charter)
       Georgia                                                        58-1860526
(State of Incorporation)                                        (I.R.S. Employer
                                                             Identification No.)
335 South Main Street
Statesboro, Georgia                                           30458
(Address of principal executive office)(Zip Code)
(912) 764-8900
(Issuer's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $1.00

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $5,985,043.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1998 was $13,108,125 based on private trades at $15.00 per share, although there is no established trading market.

The number of shares outstanding of Issuer's class of common stock at March 1, 1998 was 873,875 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end are incorporated by reference into Part III.


                                  Page 1 of 59
                            Exhibit Index on Page 57

                                TABLE OF CONTENTS

                                      Page
                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS                                      3

ITEM 2.           DESCRIPTION OF PROPERTIES                                   12

ITEM 3.           LEGAL PROCEEDINGS                                           12

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                            13

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                                 13

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                        13

ITEM 7.           FINANCIAL STATEMENTS                                        32

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                        55



                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT                                         55

ITEM 10.          EXECUTIVE COMPENSATION                                      55

ITEM 11.          SECURITY OWNERSHIP OF CERTAI5
                  BENEFICIAL OWNERS AND MANAGEMENT                            56

ITEM 12.          CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS                                        56

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K                            56

SIGNATURES                                                                    57

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

The Bank's loan portfolio at December 31, 1997, contains approximately 12% real estate construction loans, 57% real estate mortgage loans, 18% commercial loans, 3% agricultural loans, and 10% consumer loans. The Bank's loan to deposit and Federal Home Loan Bank match funding ratio at December 31, 1997 was approximately 84% with management's goal to maintain a loan to deposit and Federal Home Loan Bank match funding ratio between 75% and 85%.

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

Supervision and Regulation

Regulation of the Bank. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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


The second statutory adjustment the FDIC must consider for purposes of computing this special assessment relates to "converted associations," a term defined by the Act. An institution meeting one of the Act's definitions of "converted association" may also reduce by 20% the amount of deposits that are SAIF insured as of March 31, 1995 (or after March 31 1995 is subject to the special assessment because the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed). In addition to "converted associations," Sasser banks - a savings association that converted to a bank charter prior to SAIF reaching its DRR and as a result the resulting bank was required to remain an SAIF member - may qualify under this second adjustment under very limited criteria.

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

The Deposit Insurance Funds Act also required the FDIC on such basis as it deems appropriate to refund any amounts in excess of the DRR to BIF members and, after it is established, to DIF members. There are no similar provisions for refunds to SAIF members. A member cannot, however, receive any refund for any semi-annual assessment period that exceeds the assessment paid during that period. Institutions that are not "well-capitalized" or that have other weaknesses are not eligible for refunds. The refund provision becomes effective as of the end of any semi-annual assessment period beginning after the date of enactment of the Deposit Insurance Funds Act.

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

Employees

As of December 31, 1997, the Bank employed 30 full-time employees and 6 part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1997.

II

ITEM 5.  MARKET FOR ISSUER'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

As of December 31, 1997, there were approximately 924 shareholders of record of the Company's common stock. Although there is no established trading market for the Company's common stock, the Company is aware of 12 private trades during the 1997 fiscal year at prices ranging from $13.00 to $15.00 per share. On October 20, 1997, the Company declared a cash dividend in the amount of $.32 per share payable January 15, 1998. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will continue to be declared, or if declared, by the Company, what the amount of the dividends will be.


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

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                1997        1996        1995
                                                                                ----        ----        ----
                                                                            (amounts in thousands, except per share
                                                                                 information and financial ratios)

        Income Statement data:
         Interest income                                                        $ 5,238    $ 4,657     $ 4,236
         Interest expense                                                        (2,538)    (2,269)     (1,988)
                                                                                 ------     ------      ------
                  Net interest income                                             2,700      2,388       2,248

         Provision for possible loan losses                                        (116)      (108)        (75)

         Noninterest income                                                         747        642         490

         Noninterest expense                                                     (2,350)    (2,171)     (1,953)

         Income tax expense                                                        (307)      (250)       (210)
                                                                                   ----       ----        ----

         Net income                                                             $   674    $   502     $   500
                                                                                =======    =======     =======

        Balance sheet data:

         Loans, net of unearned income                                          $49,474    $42,639     $37,442
                                                                                =======    =======     =======

         Deposits                                                               $55,667    $52,465     $44,883
                                                                                =======    =======     =======

         Total assets                                                           $66,335    $60,730     $52,774
                                                                                =======    =======     =======

         Average shareholders' equity                                           $ 6,534    $ 6,336     $ 6,122
                                                                                =======    =======     =======
         Average assets                                                         $63,694    $56,045     $49,974
                                                                                =======    =======     =======

        Per share data:
         Net income
                Basic                                                           $     .78  $      .58  $     .58
                                                                                =========  ==========  =========
              Diluted                                                           $     .76  $      .57  $     .57
                                                                                =========  ==========  =========

         Book value                                                             $    7.73  $     7.25  $    7.19
                                                                                =========  ==========  =========
         Cash dividends declared                                                $     .32  $      .50  $     .25
                                                                                =========  ==========  =========
        Financial ratios:
         Return on average assets                                                    1.06%        .90%      1.00%
                                                                                     ====         ===       ====
         Return on average shareholders' equity                                     10.31%       7.92%      8.17%
                                                                                    =====        ====       ====
         Dividend payout ratio                                                      44.21%      85.97%     43.12%
                                                                                    =====       =====      =====

         Average shareholders' equity to average assets                             10.26%      11.31%     12.25%
                                                                                    =====       =====      =====

        Note: Per share data has been restated for all periods presented to reflect a three-for-two stock split effected in May, 1995.

        RESULTS OF OPERATIONS

        The Company's net income and basic earnings per share for the year ended December 31, 1997 were $673,941 or $0.78 per share compared to net income and basic earnings per share for the year ended December 31, 1996 of $501,856 or $0.58 per share. Net income and basic earnings per share for the year ended December 31, 1995 were $500,180 or $.58 per share.

        Increases in net interest income of approximately $312,000 in 1997, $140,000 in 1996 and $171,000 in 1995 and increases in noninterest income of approximately $104,000 in 1997, $152,000 in 1996 and $95,000 in 1995 are the primary reasons the Company increased its profitability during 1997, 1996 and 1995. The Company's total assets grew from approximately $60.7 million at December 31, 1996 to $66.3 million at December 31, 1997 or approximately 9.23%. The Company's total assets grew from approximately $52.8 million at December 31, 1995 to $60.7 at December 31, 1996 or approximately 15%. The decrease in the growth rate from approximately 15% in 1996 to approximately 9.23% in 1997 was the result of the increase competition within the local market area and the bank's emphasis on maintaining its net interest margin. Noninterest expense increased approximately $179,000 in 1997 and $218,000 in 1996 primarily relating to increased salary and occupancy expense.

        The following table summarizes the results of operations and certain financial ratios of the Company for each of the years in the three-year period ended December 31, 1997.

                                                                       Years ended December 31,
                                                                       ------------------------
                                                                       1997        1996      1995
                                                                       ----        ----      ----
(amounts in thousands, except share and
        per share information and financial ratios


        Interest income                                                $ 5,238  $ 4,657   $ 4,236
        Interest expense                                                (2,538)  (2,269)   (1,988)
                                                                        ------   ------    ------
        Net interest income                                              2,700    2,388     2,248
        Provision for possible loan losses                                (116)    (108)      (75)
        Noninterest income                                                 747      643       490
        Noninterest expense                                             (2,350)  (2,171)   (1,953)
        Income tax expense                                                 307)  (  250)   (  210)
                                                                       --------  -------    ------
        Net Income                                                     $   674  $   502   $   500
                                                                       =======   =======    ======

        Basic Earnings Per Share                                       $  0.78   $ 0.58   $  0.58
                                                                       =======   ======   =======
        Diluted Earnings Per Share                                     $  0.76   $ 0.57   $  0.57
                                                                       =======   ======   =======


                                                                            Years ended December 31,
                                                                            ------------------------
                                                                           1997        1996      1995
                                                                           ----        ----      ----
                                                                   (amounts in thousands, except share and
                                                                  pershare information and financial ratios)

        Return on average assets                                            1.06%        .90%     1.00%
                                                                            ====         ===      ====

        Return on average shareholders' equity                             10.31%       7.92%     8.17%
                                                                           =====        ====      ====

        Dividend payout ratio                                              44.21%      85.97%    43.12%
                                                                           =====       =====     =====

        Average loans to average deposits                                  86.07%      82.96%    82.32%
                                                                           =====       =====     =====

        Loan to deposit ratio (period-end)                                 88.87%      81.27%    83.49%
                                                                           =====       =====     =====

        Average shareholders' equity to average assets                     10.26%      11.31%    12.25%
                                                                           =====       =====     =====

        Shareholders' equity to assets (period-end)                        10.18%      10.31%    11.74%
                                                                           =====       =====     =====

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

        In 1997, net interest income was $2,700,000, representing an increase of $312,000 or 13.05% when compared to 1996 of $2,388,000. Net interest income for 1996 was approximately 6.23% higher than 1995 net interest income of $2,248,000. The average yield earned on interest earning assets was 9.00% in 1997, 9.19% in 1996 and 9.31% in 1995. The average rate paid on interest-bearing liabilities was 5.00% in 1997, 5.13% in 1996 and 5.07% in 1995. The Company's net interest margin (net interest income divided by average interest-earning assets) equaled 4.64% in 1997, 4.72% in 1996 and 4.94% in 1995. The decline in net interest margin is attributable to the intensely competitive market for quality loans in the Bank's market area. The Company's average loan to deposit ratio in 1997 was 86.1%, 1996 was 83.0% as compared to 82.3% for 1995.
        The Bank's loan to deposit ratio at December 31, 1997 was 88.87%,December 31, 1996 was 81.27% and 83.49% at December 31, 1995.

        The following table presents average balance sheets, yields, and interest earned on interest-earning assets and rates and interest paid on interest-bearing liabilities of the Company for the years ended December 31, 1997 and 1996.

                                                                 Years ended December 31,
                                                                 ------------------------
                                                              1997                      1996
                                                              ----                      ----
                                                     Average            Yields/ Average            Yields/
                                                     balances  Interest  rates  balances  Interest  rates
                                                     --------  --------  -----  --------  --------  -----
                                                       (amounts in thousands, except percentages and ratios)
        ASSETS
        Interest-earning assets:
        Interest-earning deposits in
           financial institutions                     $     0         0      0%   $    32         1     3.13%
        Federal funds sold                              1,190        65   5.38      1,084        59     5.44
        Investment securities                          11,160       660   5.91     10,222       580     5.67
        Loans, net (1)(2)                              45,874     4.513   9.84     39,403     4,024    10.21
                                                       ------     -----   ----     ------     -----    -----
          Total interest-earning assets               $58,224     5,238   9.00%    50,741     4,664     9.19%
                                                      =======     =====   ====     ======     =====     ====

        Noninterest-earning assets:
        Cash and due from banks                         2,008                       1,990
        Premises and equipment, net                     2,482                       2,509
        Other assets                                      980                         805
                                                          ---                         ---
         Total noninterest-earning assets               5,470                       5,304
                                                        -----                       -----

        TOTAL ASSETS                                  $63,694                     $56,045
                                                      =======                     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
        Interest-bearing liabilities:
        Interest-bearing demand deposits              $ 6,967       179   2.57%     $ 6,706    175     2.61%
        Money market & savings accounts                 5,509       168   3.05        4,741    145     3.06
        Certificates of deposit                        32,909     1,878   5.71       29,268  1,733     5.92
        Individual retirement accounts                  3,239       194   5.99        2,823    179     6.34
        Other Borrowed Funds                            2,132       119   5.58          623     37     5.84
                                                        -----       ---   ----          ---     --     ----
          Total interest-bearing liabilities           50,756     2,538   5.00%      44,161  2,269     5.13%
                                                       ======     =====   ====       ======  =====     ====

        Noninterest-bearing liabilities and shareholders" equity:
        Noninterest-bearing demand deposits           $ 5,459                      $  4,681
        Other liabilities                                 944                           867
        Shareholders' equity                            6,535                         6,336
                                                        -----                         -----
          Total noninterest-bearing
            liabilities and shareholders'
                   equity                              12,938                        11,884
                                                       ------                        ------

        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                          $63.694                      $ 56,045
                                                      =======                      ========
        INTEREST RATE DIFFERENTIAL (3)                                    4.00%                         4.06%
                                                                          ====                          ====

        NET INTEREST INCOME                                      $ 2,700                     $ 2,395
                                                                 =======                     =======

        NET INTEREST MARGIN (4)                                           4.64%                         4.72%
                                                                          ====                          ====

        AVERAGE INTEREST-EARNING
        ASSETS TO AVERAGE TOTAL ASSETS                            91.41%                       90.54%
                                                                  =====                        =====

        AVERAGE LOANS TO AVERAGE DEPOSITS                         86.07%                       82.96%
                                                                  =====                        =====




        (1) Average loans are shown net of unearned income/deferred loan cost and the allowance for possible loan losses. Nonperforming loans are included.
        (2)       Interest income includes loan fees as follows
                  (amounts in thousands): 1997 - $90, 1996 - $173, 1995 - $156
        (3) Interest rate differential is the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
        (4) Net interest margin is net interest income divided by average interest-earning assets.

        The following table presents the changes in the Company's net interest income as a result of changes in the volume (changes in volume multiplied by prior rate) and rate (changes in rate multiplied by prior volume) of its interest-earning assets and interest-bearing liabilities from 1996 to 1997 and from 1995 to 1996.

                                             1997 vs. 1996                      1996 vs. 1995
                                             -------------                      -------------
                                    Volume(1)  Rate(1)  Net Change     Volume (1) Rate(1) Net Change
                                    ---------  -------  ----------     ---------- ------- ----------
        Interest Income:
          Interest-earning deposits
          in financial institutions $   (0)       (0)         (0)     $    (3)    (2)         (5)
          Federal funds sold             6        (1)         (5)         (24)    (6)        (30)
          Investment securities         53        28          81          103     24         127
          Loans, including fees        634      (146)        488          402    (66)        336
                                       ---      ----         ---          ---    ---         ---
         Total interest income         693      (119)        574          478    (50)        428
                                       ===      ====         ===          ===    ===         ===
        Interest expense:
          Individual retirement
            accounts                    25       (10)         15           32     10          42
          Money Market and
            Savings Deposits            23        (0)         23           (3)   (15)        (18)
          Certificates of deposits     206       (61)        145          222     20         242
          Interest-bearing demand
            deposits                     7        (3)          4            3    (25)        (22)
         Other borrowed funds           84        (2)         82           37      0          37
                                        --        --          --           --      -          --

         Total interest expense        345       (76)        269          291    (10)        281
                                       ===       ===         ===          ===    ===         ===

         Net interest income        $  348       (43)        305      $   187    (40)        147
                                    ======       ===         ===      =======    ===         ===

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

        A substantial portion of the Company's loans are secured by real estate, including real estate and other collateral in Bulloch County and surrounding counties. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in economic conditions in these market areas.

        The allowance for possible loan losses approximated 1.43% of outstanding loans at December 31, 1997 and 1.50% of outstanding loans at December 31, 1996. The allowance increased to $706,237 at December 31, 1997 from $639,500 at December 31, 1996. This increase in allowance for possible loan losses reflects management's evaluation as discussed above, the growth in loans, and the Company's goal of maintaining an allowance for possible loan losses to outstanding loans at a target level of 1.40%.The Company experienced net charge-offs in 1997 of approximately $50,000 as compared to net charge-offs of approximately $38,000 in 1996. As the Company continues to grow and as the Company's loan portfolio continues to mature, management believes that net charge-offs could possibly increase in 1998 and future years. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

        The following table summarizes the changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off during 1997, 1996, and 1995:

                                                                           Years ended December 31,
                                                                           ------------------------
                                                                         1997        1996        1995
                                                                         ----        ----        ----
                                                                     (amounts in thousands, except ratios)

        Average loans outstanding, net of unearned income, deferred
        costs and allowance for possible loan losses                  $ 45,874    $ 39,403   $ 35,542
                                                                      ========    ========   ========

        Allowance for possible loan losses at beginning of year             640         570        528
        Loans-Consumer installment(charged off)                           (  71)        (59)       (35)
        Recoveries of loans - Consumer installment
          previously charged off                                             21          21          2
                                                                             --          --          -
        Net loans (charged off) recovered                                 (  50)        (38)       (33)

        Additions to allowance for possible loan losses charged
          to income                                                         116         108         75
                                                                            ---         ---         --

        Allowance for possible loan losses at end of year              $    706    $    640    $   570
                                                                       ========    ========    =======

        Ratio of net loans charged off to average loans
          outstanding, net of unearned income                              0.11%       0.10%      0.09%
                                                                           ====        ====       ====

        Allowance for possible loan losses to loans,
          net of unearned income                                           1.43%       1.50%      1.52%
                                                                           ====        ====       ====


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

        Interest on loans is recognized using the simple interest method based on the principal balance outstanding. Interest accruals including accruals of interest on impaired loans are discontinued when either principal or interest becomes 90 days past due, or when in management's opinion, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that it is not reasonable to expect such interest will be collected. Interest income is subsequently recognized only to the extent cash payments are received.

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

        Nonperforming loans were $48,000 at December 31, 1997 and $123,000 at December 31, 1966. Nonperforming loans represented 0.09% of outstanding loans at December 31, 1997, as compared to 0.29% of outstanding loans at December 31, 1996. The Company has continued to emphasize asset quality during 1997. The Company restructured one loan in the amount of $571,980 in 1995 which was adequately secured by real estate, which if not included in the ratios, would result in a nonperforming loan ratio of 0.15% at December 31, 1995. The Company received payment of all unpaid principal and interest related to this loan in March, 1996.

        The table below provides information concerning nonperforming and underperforming loans and certain asset quality ratios at December 31, 1997, 1996 and 1995:




                                                                                    December 31,
                                                                                    ------------
                                                                                1997    1996     1995
                                                                                ----    ----     ----
                                                                                (amounts in thousands,
                                                                                  except ratios)

        Nonperforming loans                                                     $   48   $ 123    $  629

        Underperforming loans                                                   $    2  $    0    $    0

        Potential problem loans                                                 $  399  $  611    $  291

        Asset quality ratios:

          Nonperforming loans to total loans, net of unearned
         income                                                                   0.09%   0.29%     1.68%

          Underperforming loans to total loans, net of unearned
         income                                                                   0.00%   0.00%     0.00%

          Potential problem loans to total loans, net of unearned
         income                                                                   0.81%   1.43%     0.78%

          Nonperforming, underperforming and potential problem
         loans to total loans, net of unearned income                             0.91%   1.72%     2.46%

          Allowance for possible loan losses to nonperforming loans              14.71x   5.20x     0.91x

          Allowance for possible loan losses to nonperforming,
         underperforming, and potential problem loans                             1.57x   0.87x     0.62x


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

        The amount of such components of the allowance for possible loan losses and the ratio of each loan category to loans outstanding are presented below:


                                                                     December 31,
                                                                     ------------
                                                         1997            1996             1995
                                                         ----            ----             ----
                                                     Allowance %(1)  Allowance %(1)    Allowance %(1)
                                                     --------- ----  --------- ----    --------- ----

        Real estate                                  $ 402      56   $  378     61     $  380     62
        Real estate - construction                      85      12       45      7         46      8
        Commercial and agricultural                    148      22      147     22         63     19
        Consumer                                        71      10       70     10         79     11
                                                        --      --       --     --         --     --
         Total                                       $ 706     100   $  640    100     $  570    100
                                                     =====     ===   ======    ===     ======    ===


        (1) Loan amount in each category expressed as a percentage of total loans outstanding.


        Noninterest Income

        Noninterest income of $746,839 in 1997, $642,461 in 1996 and $490,534 in
        1995 is primarily comprised of mortgage loan referral fees in 1997 of $233,734, 1996 of $245,897 and $113,289 in 1995 and service charges on deposit accounts. The increase of $104,378 or 16.25% in 1997 from 1996 in noninterest income is primarily attributable to the increase in a new accounts receivable financing product introduced in 1997 and service charges on deposit accounts. The substantial portion of service charges on deposit accounts includes monthly transaction fees on demand accounts and fees for returned checks. The Company continually evaluates the pricing of its demand deposit products to ensure such products remain competitive in the marketplace, while providing appropriate levels of noninterest income to the Company to cover the costs of servicing and maintaining such accounts.

        Securities gains (losses), net of $1,293 were recognized by the Company during 1997 compared to ($10,467) in 1996 and resulted from the Company's sale of investment securities to meet loan demand.


        Noninterest Expense

        Noninterest expense increased $179,138 or 8.25% in 1997 compared to 1996 and increased $218,073 or 11.17% in 1996 compared to 1995. Noninterest expense for 1997 was $2,350,170, for 1996 was $2,171,032, and for 1995
        was $1,952,959 and represented approximately 3.68%, 3.87% and 3.91% of average assets in 1997, 1996 and 1995 respectively. Salaries and employee benefits expense was the largest component of noninterest expense. Salaries and employee benefits expense was $1,142,200 in 1997, $1,071,636 in 1996 and $953,836 in 1995 and represented approximately 48.60%, 49.36% and 48.84% of non-interest expense in 1997, 1996 and 1995 respectively. These amounts include wages, payroll taxes, group medical insurance, profit sharing plan contributions, and all benefits paid to the Company's employees. The increase in salaries and employee benefits expense of approximately $70,565 is attributable to normal salary increases and an increase in group medical insurance premiums. Occupancy and equipment expenses of approximately $307,272 in 1997, $272,664 in 1996 and $222,197 in 1995 also represented approximately 13.07%, 12.56% and 11.37% of noninterest expense in 1997, 1996 and 1995 respectively. All other expenses of approximately $900,698 in 1997, $826,732 in 1996 and $776,926 in 1995 represented approximately 38.33%, 38.08% and 39.78% of noninterest expense in 1997, 1996 and 1995 respectively. FDIC insurance expense decreased by approximately $48,000 in 1996 and $40,000 in 1995 due to decreased assessments from the Bank Insurance Fund. The more significant components of other operating expenses for each of the last three years are shown as follows:

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                1997            1996              1995
                                                                ----            ----              ----

        Stationery and supplies                                 65,225            84,717        74,317
        Postage                                                 62,402            56,267        51,066
        Advertising and marketing                               59,862            52,366        51,605
        Professional fees - legal and accounting                85,590            74,864        54,471
        Data Processing    (1)                                 161,304           109,217        87,845
        Directors fees                                          58,900            53,300        55,400



        (1) The bank renewed its core data processing agreement in February, 1997 which resulted in this expense increasing.

        Income Taxes

        The Company provided income tax expense of $306,600 for 1997, $250,000 for 1996 and $210,000 for 1995 representing effective tax rates of approximately 32%, 33% and 30% respectively. The Company's effective tax rate was lower in 1995 because of the impact of the reduction of the valuation allowance for deferred tax assets recorded in 1995. Refer to note 10 to the consolidated financial statements for further disclosure of income taxes. The Company believes its effective income tax rate will increase in 1998 to an effective rate of approximately 36%. The Company will continue to seek appropriate tax planning strategies such as investing in tax-free securities in an effort to minimize its effective tax rate.


        Net Income
        The Company achieved net income of $673,941 or approximately 0.78 per common share outstanding for 1997,$501,856 or approximately $0.58 per common share outstanding for 1996, net income of $500,180 or approximately $0.58 per common share outstanding during 1995.



        Loan Portfolio

        The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table below or in another section of this annual report on Form 10-KSB.

        Average loans were $46.0 million in 1997, $40.0 million in 1996, and $36.1 million in 1995. Average loans as a percentage of average interest-earning assets were 78.8%, 77.7%, and 79.4% respectively. Average loans as a percentage of average total assets were 72.0%, 70.3%, and 72.2% respectively.

        The following two tables present the composition of the Company's loan portfolio at December 31, 1997, 1996 and 1995 and the contractual maturities and interest rate sensitivity of certain categories of loans as of December 31, 1997.



                                                                             December 31,
                                                                             ------------
                                                                     1997         1996         1995
                                                                     ----         ----         ----
                                                                        (amounts in thousands)

        Commercial, financial and agricultural                      $  32,072  $  29,312   $  24,806
        Real estate - construction                                      5,699      3,097       2,932
        Real estate - mortgage                                          6,705      6,538       6,221
        Consumer                                                        5,006      3,693       3,511
                                                                        -----      -----       -----
         Total loans                                                   49,482     42,640      37,470

        Less:
           Allowance for possible loan losses                            (706)      (640)       (570)
           Unearned income                                                 (8)        (1)        (28)
                                                                           --         --         ---
           Loans , net                                              $  48,768  $  41,999    $ 36,872
                                                                    =========  =========    ========



                                                                                  Maturing
                                                                                  --------
                                                                                  After one
                                                                       Within    but within    After
                                                                      one year   five years  five years
                                                                      --------   ----------  ----------
                                                                          (amounts in thousands)

        Commercial, financial and agricultural                        $ 11,398    $ 17,764   $  2,910
        Real estate - construction                                       5,699           0          0
        Real estate - mortgage                                           3,026       3,071        608
        Consumer                                                         2,259       2,293        454

        Summary of loans:
            Total fixed rate due after one year                                 $ 27,048
            Total adjustable rate due after one year                                  52
                                                                                      --

         Total loans due after one year                                          $27,100
                                                                                 =======


        Actual repayments of loans may differ from the contractual maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayment of such loans.

        Investment Securities

        The Company's investment securities portfolio serves several essential functions, such as providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits. Average investment securities increased $.9 million or 9.17% in 1997 as compared to 1996 and increased $1.9 million or 22.7% in 1996 compared to 1995. The increase in average investment securities results from the Company's growth in deposits and other borrowings. During 1997, 1996 and 1995 average investment securities comprised 19.2, 20.1%, and 18.3% of average interest-earning assets, respectively, and 17.5%, 18.2%, and 16.7% of average total assets, respectively.

        The two tables below present the carrying values and the composition of investment securities at the end of each of the past two years and the contractual maturities and yields of investment securities at December 31, 1997. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                         December 31,
                                                                         ------------
                                                               1997                        1996
                                                               ----                        ----
                                                     Available     Held to        Available    Held to
                                                      for Sale     Maturity        for Sale    Maturity
                                                      --------     --------        --------    --------
                                                                   (amounts in thousands)

        U.S. Treasury                                $       0     $ 1,742        $   997      $  1,740
        U.S. Government Agencies                         3,403       2,800          2,887         2,050
        State, County and Municipal                      2,950           0          2,857             0
        Federal Home Loan Bank Stock                       244           0            158             0
                                                           ---           -            ---             -
            Total investment securities              $   6,597     $ 4,542        $ 6,899      $  3,790
                                                     =========     =======        =======      ========

                                                                          Maturing
                                                                          --------
                                                     within            after one but       after
                                                     one year          within five years   five years
                                                     Amount    Yield   Amount    Yield     Amount    Yield
                                                     ------    -----   ------    -----     ------    -----
                                                                         (amounts in thousands)

        U.S. Treasury                                $      0      0%  $  1,742   6.47%    $    0        0%
        U.S. Government Agencies                          300   4.98      5,403   6.39        500     6.25
        State, County and Municipal                       790   3.81      1,696   3.94        464     5.81
        Federal Home Loan Bank                              0      0          0      0        244     7.25
                                                            -      -          -      -        ---     ----

         Total investment
             securities                              $  1,090   4.13%  $  8,841   5.89%    $1,208     6.28%
                                                     ========   ====   ========   ====     ======     ====

                                                                        December 31, 1997
                                                                        -----------------
                                                     Investment Securities             Investments Securities
                                                      Available for sale                   Held to maturity
                                                      ------------------                   ----------------
                                                      Amortized     Fair               Amortized         Fair
                                                        Cost       Value                  Cost          Value
                                                        ----       -----                  ----          -----

        Due in one year                              $    790    $    790               $     300   $     300
        Due after one year through five years           5,087       5,099                   3,742       3,772
        Due after five years through ten years            705         708                     500         497
        Over ten years                                      0           0                       0           0
                                                            -           -                       -           -
                                                     $  6,582    $  6,597               $   4,542    $  4,569
                                                     ========    ========               =========    ========


        Excluding obligations of the U.S. Treasury and U.S. Government agencies, the Company did not have any investment which exceeded 10% of the Company's shareholders' equity at December 31, 1997.

        Deposits

        Average deposits increased $5.9 million to $54.1 million or 12.61% in 1997, $5.0 million or 11.68% from $48.2 million during 1996. The increase in average deposits represents growth in the Company's existing market and reflects the results of the Company's marketing efforts in attracting new customers from competing financial institutions.


        The average deposits by type, their relationship to total average deposits, and the average rate paid on deposits by type for the years ended December 31, 1997 and 1996 are presented below.


                                                                  December 31,
                                                                  ------------
                                                          1997                       1996
                                                          ----                       ----
                                                Amount     %     Rate         Amount     %     Rate
                                                ------     -     ----         ------     -     ----
                                               (amounts in thousands, except percentages and ratios)

        Noninterest-bearing demand deposits    $  5,459   10%        0       $ 4,681    10%         0
        Interest-bearing demand deposits          6,967   13      2.57         6,706    14       2.61
        Money Market and Savings accounts         5,509   10      3.05         4,741    10       3.06
        Certificates of deposit                  32,909   61      5.71        29,268    60       5.92
        Individual retirement accounts            3,239    6      5.99         2,823     6       6.34
                                                  -----    -      ----         -----     -       ----

         Total average deposits                $ 54,083  100%     4.97%      $48,219   100%      5.13%
                                               ========  ===      ====       =======   ===       ====

        The maturities of certificates of deposits and individual retirement accounts of $100,000 or more as of December 31, 1997 and 1996 are presented below.

                                                                    December 31,
                                                                    ------------
                                                                1997            1996
                                                                ----            ----
                                                               (amounts in thousands)

        Three months or less                                   $ 3,984           $ 4,509
        Over three months through six months                     3,220             2,068
        Over six months through 12 months                        2,728             1,820
        Over 12 months                                           1,886             2,818
                                                                 -----             -----

          Total certificates of deposit and individual
             retirement accounts of $100,000 or more           $11,818           $11,215
                                                               =======           =======

        The Company has analyzed the composition of certificates of deposit and individual retirement accounts of $100,000 or more. The large deposits comprised 20.71% of average deposits during 1997 compared to 22.6% of average deposits for 1996. Total deposits included large deposits of $11,818,000 and $11,215,000 at December 31, 1997 and 1996, representing
        21.23% and 21.38% of total deposits at the end of these periods, respectively. These large deposits are with governmental bodies in the local community that the Company serves or are with individuals who reside in the local area and to whom the Company has had consistent deposit relations since the Company's inception. There is no material reliance on brokered deposits as a source of large deposit funding.

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

        The Company also has the ability on a short-term basis to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances up to $5,000,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $7,000,000.

        The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risk. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames the interest sensitivity gap by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest-sensitivity gap represents the risk or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. Because of continued pressures of rising rates and the Company's net liability sensitive position in the one year horizon at December 31, 1997, the Company believes downward pressure on its net interest margin could have a negative impact on net interest income in 1998.

        The following table illustrates the relative sensitivity of the Company to changing interest rates as of December 31, 1997.

                                             0-90 days      91-365 days       One to five years        Over five years
                                             ---------      -----------       -----------------        ---------------
                                             Current    Current  Cumulative   Current   Cumulative     Current Cumulative
                                             -------    -------  ----------   -------   ----------     ------------------
                                                              (amounts in thousands, except ratios)

        Interest-sensitive assets:
        Loans                                  $ 14,500    $ 10,835  $ 25,335     $ 21,233    $ 46,568   $ 2,914   $ 49,482
        Investment  securities                       90       1,000     1,090        8,841       9,931     1,208     11,139
        Federal Funds Sold                        1,280           0     1,280            0       1,280         0      1,280
                                                  -----           -     -----            -       -----         -      -----
          Total interest-sensitive assets        15,870      11,835    27,705       30,074      57,779     4,122     61,901
                                                 ======      ======    ======       ======      ======     =====     ======

        Interest-sensitive liabilities:
        NOW, Money Market,
         and savings accounts                    11,829           -    11,829            -      11,829         -     11,829
        Certificates of deposits and IRA's
         $100,000 or more                         3,984       5,948     9,932        1,886      11,818         -     11,818
        Other certificates of deposits and IRA's  6,421      14,164    20,585        5,259      25,844         -     25,844
        Other borrowed funds                         44       1,133     1,177          711       1,888       756      2,644
                                                     --       -----     -----          ---       -----       ---      -----
         Total interest sensitive liabilities  $ 22,278  $   21,245  $ 43,523      $ 7,856    $ 51,379   $   756   $ 52,135
                                               ========  ==========  ========      =======    ========   =======   ========

        Interest-sensitivity gap                $(6,408) $   (9,410) $(15,818)     $22,218    $  6,400   $ 3,366   $  9,766
                                                =======  ==========  ========      =======    ========   =======   ========

        Ratio to interest-sensitive assets       (10.35)%    (15.20)%  (25.55)%      35.89%      10.34%     5.44%     15.78%
                                                 ======      ======    ======        =====       =====      ====      =====

        Management believes that the NOW, Money Market and savings offers a degree of stability in interest rate sensitivity which is not reflected in the above table.

        Eagle Bancorp, Inc. believes that cash on hand of approximately $338,431 at December 31, 1997 should be sufficient to fund its holding company annual cash requirements for the foreseeable future which consist principally of holding company annual cash expenses of approximately $65,000 and the funding of a $0.32 per share cash dividend of $279,640 which was paid on January 15, 1998.

        Capital Resources

        The Company continues to maintain a satisfactory level of capital which exceeds regulatory requirements and is available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 10.26%,,11.31% and 12.25% during 1997, 1996 and 1995, respectively.

        At December 31, 1997 the Company's regulatory capital and the required minimum amounts under existing regulatory requirements are summarized as follows:

        Eagle Bancorp, Inc. and Subsidiary:

                                                                Required
                                             Actual             Minimum              Excess
                                             ------             -------              ------
                                             %     Amount     %      Amount          %     Amount
                                             -     ------     -      ------          -     ------
                                                              (dollars in thousands)

        Risk Based Capital                  13.95%    $7,376     8.00%      $4,055      5.95%     $3,321
        Tier 1 Capital                      12.70      6,742     8.00        4,055      4.70       2,687
        Leverage Capital Ratio              10.54      6,742     4.00        2,548      6.54       4,194


        Eagle Bank and Trust:

                                                                Required
                                              Actual            Minimum                Excess
                                              ------            -------                ------
                                              %       Amount      %        Amount      %         Amount
                                              -       ------      -        ------      -         ------
                                                              (dollars in thousands)

        Risk Based Capital                  13.95%    $7,372     8.00%     $4,053     5.95%      $3,319
        Tier 1 Capital                      12.69      6,739     8.00       4,053     4.69        2,686
        Leverage Capital Ratio              10.58      6,739     4.00       2,547     6.58        4,192



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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130 `'Reporting Comprehensive Income". This statement established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This is effective for fiscal years beginning after December 15, 1997. The Company does not expect any material changes to its current reporting format in response to this statement.

Also, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131 `'Disclosure about Segments of an Enterprise and Related information" and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. The adoption of this statement will have no effect on the financial statements of the Company.


YEAR 2000 Computer Issue
The Company has developed preliminary plans to address the possible exposures related to the impact on its financial, informational and operational systems of the Year 2000. The data processing systems and software include those developed and maintained by the Company's data processor (Marshall & Isley)and purchased software which is run on in-house computer networks. The Company's data processor and those vendors, which have been contacted, have indicated that their hardware and/or software will be Year 2000 ready by the end of 1998. This will allow time for the testing for compliance during 1999. While there will be some capital expenditures (approximately $200,000 to $250,000) during 1998, expenses incurred are not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon included on the following pages are incorporated herein by reference.

                                     Index to Consolidated Financial Statements


Independent Auditors' Report                                                  34

Consolidated Balance Sheets - December 31, 1997 and 1996.                     36

Consolidated Statements of Income for the
Years Ended December 31, 1997, 1996 and 1995                                  37

Consolidated Statements of Shareholders' Equity for the
Years Ended December 31, 1997, 1996 and 1995                                  38

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1997, 1996 and 1995                                        39

Notes to Consolidated Financial Statements -                                  40

                       EAGLE BANCORP, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                           December 31, 1997 and 1996


                    With Independent Auditors' Report Thereon

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Eagle Bancorp, Inc.


We have audited the accompanying consolidated balance sheet of Eagle Bancorp, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eagle Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995 were audited by other auditors whose report dated February 7, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp, Inc. and subsidiary at December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/Tiller, Stewart & Company, LLC
Savannah, Georgia
January  15, 1998

                          Independent Auditors' Report


The Board of Directors
Eagle Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Eagle Bancorp, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp, Inc. and subsidiary at December 31, 1996, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                             KPMG PEAT MARWICK LLP

Atlanta, Georgia
February 7, 1997




                                        EAGLE BANCORP, INC. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------------------------------------------

                                                                  1997                               1996
                                                       ---------------------------         -------------------------

ASSETS
Cash and due from banks                                             $   1,677,651                     $   2,237,822
Federal funds sold                                                      1,280,000                         1,500,000
                                                                        ---------                         ---------
 Total cash and cash equivalents                                        2,957,651                         3,737,822
Interest-bearing deposits with other banks                                                                1,000,000
Investment securities available for sale                                6,597,422                         6,898,784
Investment securities held to maturity
 (estimated market value of $4,568,561
  in 1997 and $3,791,932 in 1996)                                       4,541,697                         3,790,335
Loans                                                                  49,474,280                        42,638,858
Less allowance for loan losses                                           (706,237)                         (639,500)
                                                                         --------                          --------
          Loans, net                                                   48,768,043                        41,999,358
Premises and equipment, net                                             2,437,122                         2,474,386
Other assets                                                            1,033,491                           829,308
                                                                        ---------                           -------
     Total assets                                                   $  66,335,426                      $ 60,729,993
                                                                    =============                      ============

LIABILITIES
Deposits:
  Noninterest-bearing                                               $   6,175,919                     $   5,184,539
  Interest-bearing                                                     49,491,445                        47,280,321
                                                                       ----------                        ----------
     Total deposits                                                    55,667,364                        52,464,860
Federal Home Loan Bank advances                                         2,643,507                           548,250
Federal funds purchased                                                                                     200,000
Other liabilities                                                       1,272,136                         1,257,832
                                                                        ---------                         ---------
     Total liabilities                                                 59,583,007                        54,470,942
                                                                       ----------                        ----------

SHAREHOLDERS' EQUITY
Common stock - par value $1 per share;
    authorized 10,000,000 shares;
    issued and outstanding 873,875 shares
    in 1997 and 862,845 shares in 1996                                    873,875                           862,845
Additional paid-in capital                                              4,887,567                         4,821,527
Retained earnings                                                         980,884                           586,583
Net unrealized gain (loss) on investment securities
    available for sale, net of deferred income taxes                       10,093                           (11,904)
                                                                           ------                           -------
     Total shareholders' equity                                         6,752,419                         6,259,051
                                                                        ---------                         ---------
     Total liabilities and shareholders' equity                     $  66,335,426                      $ 60,729,993
                                                                    =============                      ============


See notes to consolidated financial statements


                                           EAGLE BANCORP, INC, AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF INCOME
                                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------------------------------------------------

                                                                1997                   1996                  1995
                                                       ----------------------- ---------------------  -------------------

INTEREST INCOME
Loans                                                          $    4,512,884        $    4,017,584       $    3,687,797
 Investment securities:
    Taxable                                                           538,524               491,027              419,279
    Tax-exempt                                                        122,054                88,815               33,191
 Federal funds sold                                                    63,557                58,743               89,364
 Deposits in other banks                                                1,186                 1,055                6,429
                                                                        -----                 -----                -----
     Total interest income                                          5,238,205             4,657,224            4,236,060
                                                                    ---------             ---------            ---------

INTEREST EXPENSE
Deposits                                                            2,419,477             2,232,006            1,986,892
Federal Home Loan Bank advances                                        75,274                35,221
Other borrowed funds                                                   43,582                 1,728                1,060
                                                                       ------                 -----                -----
     Total interest expense                                         2,538,333             2,268,955            1,987,952
                                                                    ---------             ---------            ---------

NET INTEREST INCOME                                                 2,699,872             2,388,269            2,248,108
PROVISION FOR LOAN LOSSES                                             116,000                75,503              107,842
                                                                      -------                ------              -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                         2,583,872             2,280,427            2,172,605

NONINTEREST INCOME
Service charges on deposit accounts                                   122,221               116,391              105,786
Other service charges and fees                                        256,299               223,665              217,102
Net realized gain (loss) on sales of available
    for sale securities                                                 1,293               (10,467)              (4,531)
Other noninterest income                                              367,026               312,872              172,177
                                                                      -------               -------              -------
                                                                      746,839               642,461              490,534
                                                                      -------               -------              -------
NONINTEREST EXPENSES
Salaries and employee benefits                                      1,142,200             1,071,636              953,836
Occupancy                                                             307,272               272,664              222,197
Other noninterest expenses                                            900,698               826,732              776,926
                                                                      -------               -------              -------
                                                                    2,350,170             2,171,032            1,952,959
                                                                    ---------             ---------            ---------

INCOME BEFORE INCOME TAXES                                            980,541               751,856              710,180
PROVISION FOR INCOME TAXES                                            306,600               250,000              210,000
                                                                      -------               -------              -------
NET INCOME                                                    $       673,941     $         501,856         $    500,180
                                                              ===============     =================         ============

Basic earnings per share                                      $          0.78     $            0.58         $       0.58
                                                              ===============     =================         ============
Diluted earnings per share                                    $          0.76     $            0.57         $       0.57
                                                              ===============     =================         ============
See Notes to Consolidated Financial Statements


                       EAGLE BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Net
                                                                                                   Unrealized
                                                                                                  Gain (Loss)
                                                                                                       on
                                                                                                   Investment
                                                                 Additional                        Securities
                                        Common Stock               Paid-In          Retained        Available
                                   Shares          Amount          Capital          Earnings        for Sale          Total
                                   ------          ------          -------          --------        --------          -----
BALANCE - DECEMBER 31, 1994       $   862,755         862,755        4,820,841    $    (92,862)     5,822,393           231,659

  Net income                                                                                          500,180           500,180

  Cash paid in lieu of
  fractional shares
  In connection with stock
  split                                                                   (349)                                              (349)

  Cash dividends declared,
  $.25 per share                                                                      (215,689)                        (215,689)

  Net change in unrealized
  gain (loss) on
  investment securities
  available for sale                                                                                   92,396            92,396
BALANCE - DECEMBER 31, 1995
                                     862,755         862,755        4,820,492           516,150          (466)        6,198,931
                                     -------         -------        ---------           -------          ----         ---------

  Net income                                                                                          501,856             501,856

  Issuance of stock                       90              90            1,035                                              1,125

  Cash dividends declared,
  $.50 per share                                                                        (431,423)                        (431,423)

  Net change in unrealized
  gain (loss) on
  investment securities
  available for sale                                                                                  (11,438)             (11,438)
BALANCE - DECEMBER 31, 1996           862,845         862,845        4,821,527           586,583      (11,904)            6,259,051
                                      -------         -------        ---------           -------      -------             ---------

  Net income                                                                             673,941                          673,941

  Issuance of stock                     11,030          11,030           66,040                                             77,070

  Cash dividends declared,
  $.32 per share                                                                        (279,640)                        (279,640)

  Net change in unrealized
  gain (loss) on
  investment securities
  available for sale                                                                                    21,997              21,997

BALANCE - DECEMBER 31, 1997         873,875    $    873,875      $    980,884           $ 10,093  $  4,887,567         $ 6,752,419
                                    =======    ============      ============           ========  ============         ===========
   See Notes to Statements Consolidated  Financial




                        EAGLE BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

----------------------------------------------------------------------------------------------------------------------------
                                                                              1997             1996              1995
                                                                         ---------------- ----------------  ----------------

OPERATING ACTIVITIES
  Net income                                                                $    673,941     $    501,856      $    500,180
  Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation                                                              179,211          165,622           134,666
       Amortization and accretion, net                                           (22,024)         (20,593)           13,211
       Amortization of net deferred loan fees
                                                                                                   (4,977)              757
       Provision for loan losses                                                 116,000          107,842
                                                                                                                     75,503
       Net realized (gain) loss on available for sale securities
                                                                                  (1,293)          10,467             4,531
       Compensation expense under stock options
                                                                                                    1,125
       Changes in:
          Other assets                                                          (216,028)         (83,997)          (68,650)
          Other liabilities                                                      169,587          244,430            49,543
                                                                                 -------          -------            ------
              Net cash provided by operating activities                          899,394          726,888           904,628
                                                                                 -------          -------           -------
INVESTING ACTIVITIES
  Net (increase) decrease in time deposits in other banks                      1,000,000       (1,000,000)
  Proceeds from maturities of investment securities:
    Held to maturity securities                                                  500,000        1,050,000
    Available for sale securities                                                               2,143,333           550,000
  Proceeds from sales of available for sale securities                         1,895,484        1,739,405           992,938
  Purchase of investment securities:
    Held to maturity securities                                              (1,245,625)       (1,727,027)         (748,359)
    Available for sale securities                                            (1,542,700)       (1,613,872)       (4,250,098)
  Net increase in loans                                                      (6,884,685)       (5,229,898)       (3,994,395)
  Additions to premises and equipment                                          (141,947)          (91,313)         (618,177)
                                                                               --------           -------          --------
              Net cash used for investing activities                         (6,419,473)       (7,980,263)       (4,817,200)
                                                                             ----------        ----------        ----------
FINANCING ACTIVITIES
  Net increase in deposits                                                     3,202,504        7,582,171         4,179,869
  Federal Home Loan Bank advance proceeds                                      2,180,000          590,000
  Repayment of Federal Home Loan Bank advances                                  (84,743)         (41,750)
  Net  increase (decrease) in other borrowings                                 (200,000)        (500,000)           700,000
  Dividends paid                                                               (431,423)        (215,689)
  Cash paid in lieu of fractional shares
                                                                                                                      (349)
  Issuance of stock
                                                                                 73,570                0                 0
                                                                                 ------                -                 -
              Net cash provided by financing activities                       4,739,908        7,414,732         4,879,520
                                                                              ---------        ---------         ---------
Increase (decrease) in cash and cash equivalents                               (780,171)         161,357           966,948
Cash and cash equivalents - beginning                                         3,737,822        3,576,465         2,609,517
                                                                              ---------        ---------         ---------
Cash and cash equivalents - ending                                          $ 2,957,651      $ 3,737,822       $ 3,576,465
                                                                            ===========      ===========       ===========
See notes to consolidated financial statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations - Eagle Bancorp,  Inc. (the "Company")  through its wholly-owned subsidiary, Eagle Bank And Trust (the "Bank"), provides a full range of banking services from its main office and branch facilities to individuals and business throughout Bulloch and surrounding counties.
        Basis of Presentation - The consolidated  financial  statements  include the  accounts  of the  Company  and its  wholly-owned  subsidiary.  All intercompany balances and transactions have been eliminated. The accounting and reporting policies and practices of the Company conform to generally accepted accounting principles and to general practice within the banking industry. The following is a summary of the more significant of such policies and practices.
        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.
        Material  estimates  that are  particularly  susceptible  to significant change relate to the determination of the allowance for loan losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to pay, the estimated value of the underlying collateral, current economic conditions, and other pertinent factors. The allowance for loan losses is increased by charges to income and recoveries on loans previously charged off as uncollectable. Decreases in the allowance occur as loans deemed uncollectable are charged to the allowance.
        Investment  Securities  Available  for  Sale  -  Investments  securities available for sale are carried at market value. The related unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity. Premiums and discounts are amortized and accreted using a method which approximates a level yield. Gains and losses from dispositions are based on the net proceeds and adjusted carrying amounts of the securities sold, using the specific identification method.
        Investment  Securities Held to Maturity - Investment  securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. The Company has the intent and ability to hold these investment securities to maturity. Premiums and discounts are amortized and accreted using a method which approximates a level yield. Gains and losses on dispositions are based on the net proceeds and the adjusted carrying amounts of the security sold, using the specific identification method.
        Loans -  Effective  January  1,  1995,  the Bank  adopted  Statement  of
         Financial Accounting Standards No. 114 (as amended by No. 118), "Accounting by Creditors for Impairment of a Loan." SFAS 114 establishes the accounting by creditors for impairment of loans by specifying how allowances for credit losses related to certain loans should be determined. This statement also addresses the accounting by creditors for certain loans that are restructured in a troubled debt restructuring. When a loan is impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.

        For collateral dependent loans, impairment is measured based on a loan's observable market price or the fair value of the collateral.
        Loans  that  management  has the  intent  and  ability  to hold  for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amounts adjusted for any charge-offs, the allowance for possible loan losses, and any deferred fees or costs.
        Interest on loans is recognized  using the simple  interest method based on the principal balance outstanding. Interest accruals including accruals of interest on impaired loans are discontinued when either principal or interest becomes 90 days past due, or when in management's opinion, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that it is not reasonable to expect such interest will be collected. Interest income is subsequently recognized only to the extent cash payments are received.
        Loan fees, net of direct origination costs, are deferred and amortized over the terms of the loans using a method which approximates a level yield.
        Premises and Equipment - Property is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of such assets.
        Income Taxes - The provision for income taxes is based upon amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consist of taxes currently due plus deferred taxes related primarily to temporary differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the temporary differences are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
        Reclassifications - Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the presentation adopted in 1997. Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks and federal funds sold.

         Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". This statement established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This is effective for fiscal years beginning after December 15, 1997.

         Also, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. The adoption of this statement will have no effect on the financial statements of the Company.

2.       RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required to maintain certain reserve balances in the form of vault cash. Such reserve requirements totaled approximately $199,000 and $212,000 at December 31, 1997 and 1996, respectively.

3.       SECURITIES

         Debt  and  equity   securities  have  been   classified   according  to
         management's intent. The amortized cost, estimated market value and gross unrealized gains and losses on securities are as follows:

                                                                        Available For Sale Securities
                                      -------------------------------------------------------------------------
                                                              Gross              Gross
                                         Amortized          Unrealized         Unrealized            Fair
                                           Costs              Gains              Losses              Value
                                           -----              -----              ------              -----
December 31, 1997:
--------------------------------------
U.S. Government agencies                  $ 3,396,930            $ 9,806            $ 3,283        $ 3,403,453
State, county, and municipal
  securities                                2,940,664             10,636              1,631          2,949,669
                                            ---------             ------              -----          ---------
 Total debt securities                      6,337,594             20,442              4,914          6,353,122
Federal Home Loan Bank stock                  244,300                  0                  0            244,300
                                              -------                  -                  -            -------
 Total                                  $   6,581,894           $ 20,442             $ 4,914       $ 6,597,422
                                        =============           ========             =======       ===========
December 31, 1996:
--------------------------------------
U.S. Treasury and
  U.S. Government agencies              $ 3,890,204             $ 11,989             $ 18,043)     $ 3,884,150
State, county, and municipal
  securities                              2,868,494                6,855              (19,115)       2,856,234
                                          ---------                -----              -------        ---------
Total debt securities                     6,758,698               18,844              (37,158)       6,740,384
Federal Home Loan Bank stock                158,400                    0                    0          158,400
                                            -------                    -                    -          -------
Total                                   $ 6,917,098             $ 18,844            $ (37,158)     $ 6,898,784
                                        ===========             ========            =========      ===========

                                                             Held To Maturity Securities
                                      -------------------------------------------------------------------------
                                                              Gross              Gross
                                         Amortized          Unrealized         Unrealized            Fair
                                            Costs             Gains              Losses             Value
                                      ----------------   ----------------   ----------------   ----------------
December 31, 1997:
--------------------------------------
U.S. Treasury and
  U.S. Government agencies              $ 4,541,697         $ 33,795            $ 6,931         $ 4,568,561
                                        -----------         --------            -------         -----------
                                        $ 4,541,697         $ 33,795            $ 6,931         $ 4,568,561
                                        ===========         ========            =======         ===========
December 31, 1996:
--------------------------------------
U.S. Treasury and
  U.S. Government agencies              $ 3,790,335         $ 36,868           $ (35,271)       $ 3,791,932
                                        -----------         --------           ---------        -----------
Total                                   $ 3,790,335         $ 36,868           $ (35,271)       $ 3,791,932
                                        ===========         ========           =========        ===========

         Gross realized gains and gross realized losses on available-for-sale securities were $4,500 and $3,207, respectively, in 1997. Gross realized losses on available-for-sale securities were $10,467 in 1996.

         The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity are as follows:

                                     Available for sale                Held to maturity
                                 -----------------------------    -----------------------------
                                   Amortized       Market           Amortized       Market
                                     Cost          Value               Cost          Value
                                     ----          -----               ----          -----
Due in one year or less              $ 790,000      $ 790,010         $ 299,672      $ 298,080
Due after one year through
  five years                         5,087,443      5,098,640         3,742,025      3,773,291
Due after five years through
  ten years                            460,151        464,472           500,000        497,190
                                       -------        -------           -------        -------
                                   $ 6,337,594    $ 6,353,122       $ 4,541,697    $ 4,568,561
                                   ===========    ===========       ===========    ===========

        Securities with a carrying amount of approximately $4,797,000 at December 31, 1997 and approximately $2,500,000 at December 31, 1996 were pledged to secure deposits of public funds and for other purposes required or permitted by law.

4........LOANS

         Loans are summarized as follows:

                                                  December 31,
                                       ------------------------------------
                                             1997               1996
                                       -----------------  -----------------
Agricultural                              $ 1,699,641        $ 1,301,3141
Commercial                                    8,443,154          8,275,067
Commercial real estate                       21,655,639         19,194,293
Real estate construction                      5,699,007          3,097,285
Residential real estate                       6,705,326          6,538,226
Consumer                                      5,271,768          4,231,252
                                              ---------          ---------
                                             49,474,535         42,637,437
Net deferred loan fees (costs)                     (255)             1,421
                                                   ----              -----
                                           $ 49,474,280       $ 42,638,858
                                           ============       ============



         An analysis of the allowance for loan losses follows:

                                             1997               1996                1995
                                       -----------------  -----------------   -----------------
Balance, beginning of year                    $ 639,500          $ 570,000           $ 527,500
  Provision for loan losses                     116,000            107,842              75,503
  Loans charged off                             (70,498)           (59,423)            (35,179)
  Recoveries                                     21,235             21,081               2,176
                                                 ------             ------               -----
Balance, end of year                          $ 706,237          $ 639,500           $ 570,000
                                              =========          =========           =========



         Loans having recorded investments of approximately $48,000 at December 31, 1997 and approximately $123,000 at December 31, 1996 have been identified as impaired in accordance with the provisions of FASB No.
         114. The total allowance for possible loan losses related to these loans was $8,000 and $18,000 at December 31, 1997 and 1996, respectively.

         In the normal course of its lending activities, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit loss in the event of non-performance by the other party of the financial instrument for commitments to extend credit and standby letters of credit is represented by contractual amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer's credit worthiness on a case-by-case basis. At December 31, 1997, the Company had outstanding loan commitments of approximately $6,136,000 and standby letters of credit of approximately $102,000. The amount of collateral obtained, if deemed necessary, for these commitments by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The Bank's loans are primarily concentrated in its market area of the City of Statesboro, Georgia and surrounding Bulloch county.


5.       RELATED PARTY TRANSACTIONS

        In the  ordinary  course of  business,  the Bank has direct and indirect loans outstanding to certain directors, executive officers, and principal shareholders, including their associates. Such loans are made on the same terms as those prevailing at the time for comparable transactions with unaffiliated customers. The following is a summary of the activity of loans to directors, executive officers, and principal shareholders:

                                                  December 31,
                                       ------------------------------------
                                             1997               1996
                                       -----------------  -----------------
Balance, beginning of year                  $ 1,749,000        $ 1,850,000
Amounts advanced                              2,045,000          1,939,000
Repayments                                   (1,990,000)        (2,040,000)
                                             ----------         ----------
Balance, end of year                        $ 1,804,000        $ 1,749,000
                                            ===========        ===========

6.       PREMISES AND EQUIPMENT

         Premises and equipment is summarized as follows:

                                                   December 31,
                                       ------------------------------------
                                             1997               1996
                                       -----------------  -----------------
Building and improvements                   $ 1,473,463        $ 1,469,358
Furniture and equipment                         927,150            813,653
Automobiles                                      58,142             33,798
                                                 ------             ------
                                              2,458,755          2,316,809
Less accumulated depreciation                   826,614            647,404
                                                -------            -------
                                              1,632,141          1,669,405
Land                                            804,981            804,981
                                                -------            -------
                                            $ 2,437,122        $ 2,474,386
                                            ===========        ===========





7.           INTEREST-BEARING DEPOSITS

        Interest-bearing deposits are summarized as follows:

                                                  December 31,
                                       ------------------------------------
                                              1997              1996
                                       ------------------------------------
NOW                                         $ 6,867,140        $ 7,420,192
Money market                                  2,137,149          3,077,437
Savings                                       2,824,983          2,586,187
Certificates of deposits,
   $100,000 or more                          11,817,762         10,319,613
Other time deposits                          25,844,411         23,876,892
                                             ----------         ----------
                                           $ 49,491,445       $ 47,280,321
                                           ============       ============

      Scheduled   maturities  of  certificates  of  deposit  are  as follows:

 Years Ended December 31,
---------------------------
                1998           $ 30,517,479
                1999              4,335,023
                2000              1,691,063
                2001              1,118,608
                                  ---------
                               $ 37,662,173
                               ============


8.       FEDERAL HOME LOAN BANK ADVANCES

         The Bank has an agreement for advances with the Federal Home Loan Bank of Atlanta. These advances are secured by a blanket floating lien agreement which provides a security interest in all unencumbered first mortgage residential loans and by stock in the Federal Home Loan Bank.

         Advances from the Federal Home Loan Bank are summarized as follows:

                                                               December 31,
                                                 ----------------------------------------
                                                        1997                 1996
                                                 -------------------- -------------------
Advance payable -  interest payable monthly
 at 6.81%, monthly principal reductions
 of $2,417 through March 2006.                             $ 239,249           $ 268,250

Advance payable - interest payable monthly
 at 7.01%, monthly principal reductions
 of $2,500 through April 2006.                               250,000             280,000

Advance payable - interest payable monthly
 at 6.70%, monthly principal reductions
 of $3,167 through July 2007.                                360,981

Advance payable - interest payable monthly
 at 6.18%, monthly principal reductions
 of $6,667 through November 2007.                            793,277

Advance payable - interest payable monthly
 at 6.06%, principal due June 1998.                        1,000,000                   0
                                                           ---------                   -
                                                         $ 2,643,507           $ 548,250
                                                         ===========           =========
 Aggragate annual maturities of FHLB advances:
                   Years Ended December 31, 1998         $ 1,173,814
                                       1999                  177,000
                                       2000                  177,000
                                       2001                  177,000
                                       2002                  177,000
                                 thereafter                  761,693
                                                             -------
                                                         $ 2,643,507
                                                         ===========


9.       CREDIT ARRANGEMENTS

         At December 31, 1997, federal funds line of credit arrangements aggregating $5,000,000 were available to the Bank from corresponding banking institutions. There are no commitment fees and compensation balances are not required. The Bank also has a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta. Under this agreement, the Bank has a credit line up to seventy-five percent of the book value of its one-to-four family first mortgage loans.

10.      INCOME TAXES

         The provision for income taxes is as follows:

                                  Years Ended December 31,
                     ----------------------------------------------------
                          1997              1996              1995
                     ---------------   ----------------  ----------------
      Current             $ 340,600          $ 269,128         $ 272,760
      Deferred              (34,000)           (19,128)          (62,760)
                            -------            -------           -------
                          $ 306,600          $ 250,000         $ 210,000
                          =========          =========         =========


         The provision for income taxes is less than computed by applying the statutory federal income tax rate of 34% to income before income taxes as indicated by the following:

                                                       Years Ended December 31,
                                          ---------------------------------------------------
                                               1997              1996              1995
                                          ---------------   ---------------   ---------------
Income tax at statutory rate                   $ 333,384         $ 255,631         $ 241,461
Increase (decrease) in taxes:
  Tax-exempt interest                            (33,507)          (19,247)           (7,673)
   Valuation allowance for deferred tax assets                                       (29,718)
  Other                                            6,723            13,616             5,930
                                                   -----            ------             -----
Provision for income taxes                     $ 306,600         $ 250,000         $ 210,000
                                               =========         =========         =========


         The components of net deferred tax assets are as follows:

                                                 December 31,
                                       ----------------------------------
                                            1997              1996
                                       ----------------  ----------------
Deferred tax assets:
  Allowance for loan losses                    262,000           203,000
  State tax credit carryforwards                 4,000            14,000
  Unrealized loss on investment securities
    available for sale                               0             6,000
                                                     -             -----
    Total deferred tax assets                  266,000           223,000
                                               -------           -------

Deferred tax liabilities:
  Accumulated depreciation                      70,000            54,000
  Unrealized gain on investment securities
    available for sale                           5,000
  Other                                          6,000             4,000
                                                 -----             -----
    Total deferred tax liabilities              81,000            58,000
                                                ------            ------

Net deferred tax assets                        185,000           165,000
                                               =======           =======

         The Company recognizes deferred income tax assets and liabilities for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include 1) taxable income in the current year or prior years that is available through carryback,
         2) future taxable income that will result from the reversal of existing taxable temporary differences, and 3) future taxable income generated by future operations. During the year ended December 31, 1995, the Company decreased its valuation allowance for deferred income tax assets by $29,718, as accumulated deficits were recovered and taxable income was generated. Based on the availability of carrybacks to prior taxable periods, management believes that the Company, more likely than not, will realize the net deferred tax assets recorded at December 31, 1997.




11.      PROFIT SHARING PLAN

         The Eagle Bank Profit Sharing Plan (the "Plan") provides employees of the Bank a vehicle to save for retirement. The Plan allows the Bank to make annual discretionary contributions for the benefit of plan participants. All employees of the Bank can participate in the Plan after they have met certain eligibility requirements. Under the terms of the plan employer contributions are allocated to participants in the same proportion that the participant's compensation, as defined, bears to the total compensation of all participants for the year. For the years ended December 31, 1997, 1996 and 1995, employer contributions were $40,000, $30,000 and $25,000, respectively.

12.           SUPPLEMENTAL CASH FLOW INFORMATION

          Certain supplemental disclosure of cash flow information and noncash investing and financing activities follows:
                                                Years Ended December 31,
                                                ------------------------
                                        1997              1996              1995
                                        ----              ----              ----

Cash paid during the year for:
  Income taxes                           $ 260,542        $ 316,093         $ 379,699
                                         =========        =========         =========
  Interest                             $ 2,489,244      $ 2,204,231       $ 1,609,873
                                       ===========      ===========       ===========


13.    REGULATORY REQUIREMENTS
        The  approval  of the  Georgia  Department  of  Banking  and  Finance is
         required if dividends declared by the Bank to the Company in any year will exceed 50% of the net income of the Bank for the previous calendar year. As of December 31, 1997, the Bank could declare approximately $375,000 of dividends without prior approval.
        The  Bank  is  subject  to  various  regulatory   capital   requirements
         administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and the classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined) and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December  31,  1996,  the  most  recent   notification  from  the
         FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                          For Capital       Under Prompt Corrective
                                                     Actual           Adequacy Purposes      Action Provisions
                                                 Amount       Ratio     Amount       Ratio     Amount       Ratio
                                                 ------       -----     ------       -----     ------       -----

December 31, 1997:
Total Capital  ( to Risk Weighted Assets )
   Consolidated                                  $ 7,375,745     15%    $ 4,054,829      8%    $ 5,068,537     10%
   Bank                                          $ 7,372,581     15%    $ 4,053,885      8%    $ 5,067,356     10%
Tier 1 Capital  ( to Risk Weighted Assets )
   Consolidated                                  $ 6,742,326     13%    $ 2,027,415      4%    $ 3,041,122      6%
   Bank                                          $ 6,739,162     13%    $ 2,026,942      4%    $ 3,040,413      6%
Tier 1 Capital ( to Average Assets )
   Consolidated                                  $ 6,742,326     11%    $ 2,547,761      4%    $ 3,184,701      5%
   Bank                                          $ 6,739,162     11%    $ 2,547,297      4%    $ 3,184,121      5%
December 31, 1996:
Total Capital  ( to Risk Weighted Assets )
   Consolidated                                  $ 6,842,455     15%    $ 3,652,080      8%    $ 4,565,100     10%
   Bank                                          $ 6,561,517     14%    $ 3,652,080      8%    $ 4,565,100     10%
Tier 1 Capital  ( to Risk Weighted Assets )
   Consolidated                                  $ 6,270,955     14%    $ 1,826,040      4%    $ 2,739,060      6%
   Bank                                          $ 5,990,017     13%    $ 1,826,040      4%    $ 2,739,060      6%
Tier 1 Capital ( to Average Assets )
   Consolidated                                  $ 6,270,955     11%    $ 2,367,400      4%    $ 2,959,250      5%
   Bank                                          $ 5,990,017     10%    $ 2,367,400      4%    $ 2,959,250      5%

14.      STOCK OPTIONS

         The Company has an Incentive Stock Option Plan which provides for granting of 120,000 stock options to officers and certain key employees of the Bank. The exercise price of these options is equal to the fair market value of the Company's stock on the date of grant. The maximum term of the options is ten years and they vest and become exercisable at such times and in such installments as the Board of Directors shall provide in each individual stock option agreement. There are 55,882 remaining stock options authorized to be granted under this plan as of December 31, 1997.

                                                       Shares        Exercise Price
                                                       ------        --------------
Options outstanding - December 31, 1994                    44,118         $6.67
Options granted
Options exercised                                               0             0
                                                                -             -
Options outstanding - December 31, 1995                    44,118         $6.67
Options granted
Options exercised                                               0             0
                                                                -             -
Options outstanding - December 31, 1996                    44,118         $6.67
Options granted                                            20,000        $14.00
Options exercised                                         (11,030)        $6.67
                                                          -------         -----
Options outstanding - December 31, 1997                    53,088    $6.67 - $14.00
                                                           ======    =====   ======


         As of December 31, 1997, the total outstanding options under the plan had a weighted average exercise price of $9.43 and a weighted average remaining contractual life of 2.75 years.

         The Company has elected not to adopt the fair value method of accounting for employee stock options as prescribed by Statement of
         Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" issued by the Financial Accounting Standards Board. Instead, as permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting prescribed under the provisions of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for options granted in 1997. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced to the Pro forma amounts as disclosed below:

 Years Ended December 31, 1997       As reported        Proforma
 -----------------------------       -----------        --------
 Net income:                          $ 673,941        $ 650,941
 -----------                          =========        =========

 Earnings per share:
 -------------------
 Basic                                   $ 0.78           $ 0.75
                                         ======           ======
 Diluted                                 $ 0.76           $ 0.74
                                         ======           ======

         The fair value of each option granted in 1997 is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions: dividend yield of 2.5%; risk free interest rate of 5.89%; expected life of options of five years and expected volatility of near 0%.

15.      EARNINGS PER SHARE

         Earnings per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" issued by the Financial Accounting Standards Board. SFAS No. 128 requires presentation of earnings per share on a basic computation and a diluted computation. The basic computation divides net income by only the weighted average number of common shares outstanding for the year and the diluted computation gives effect to all diluted common shares that were outstanding during the year.

         Earnings per share amounts for 1996 and 1995 have been restated to give effect to the application of this new standard.

         The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                              Years Ended December 31,
                                            ------------------------------------------------------------
                                                   1997                 1996                1995
                                            -------------------- ------------------- -------------------
Income available to common shareholders:
   Used in basic earnings per share                   $ 673,941           $ 501,856           $ 500,180
                                                      =========           =========           =========
   Used in diluted earnings per share                 $ 673,941           $ 501,856           $ 500,180
                                                      =========           =========           =========

Weighted average number of common
  shares used in basic earnings per share               865,143             862,845             862,755
Effect of dilutive securities:
   Stock options                                         17,324              22,353              20,577
                                                         ------              ------              ------
Weighted average number of common
   and dilutive potential common shares
   used in diluted earnings per share                   882,467             885,198             883,332
                                                        =======             =======             =======


16.        FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following disclosures of the estimated fair value of financial instruments is made in accordance with requirements of Statement of Financial Standards No, 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

         Cash  and  cash  equivalents  and  interest-bearing  deposits  in other
         financial   institutions  -  The  carrying   amounts  of  these  assets
         approximates fair value because of their short-term maturities.

         Investments Securities - Fair values for investment securities are based on quoted market prices.

         Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying value of off-balance-sheet commitments approximates fair value based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, the underlying rates of the commitments approximate market rates.

         Deposit liabilities - Fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar terms and remaining maturities. The carrying amounts of all other deposits, due to their nature, approximate their fair values.

         Federal Home Loan Bank advances - Fair value for fixed-rate borrowings from the Federal Home Loan Bank are estimated using a discounted cash flow calculation that considers interest rates currently being offered on advances of similar terms to maturity.

         Federal funds purchased - The carrying amount of federal funds purchased approximates fair values.


          The carrying values and estimated fair values of the Company's financial instruments were as follows:

                                          December 31, 1997                 December 31, 1996
                                   --------------------------------- ---------------------------------
                                      Carrying            Fair          Carrying            Fair
                                       Value             Value           Value             Value
                                   ---------------   --------------- ---------------   ---------------
Financial assets:
  Cash and cash equivalents
    and interest-earning deposits     $ 2,957,651       $ 2,957,651     $ 4,737,822       $ 4,737,822
  Investment securities:
    Available for sale                  6,597,422         6,597,422       6,898,784         6,898,784
    Held to maturity                    4,541,697         4,568,561       3,790,335         3,791,932
  Loans, net                           48,768,043        49,477,938      41,999,358        41,951,522

Financial liabilities:
  Deposits                           $ 55,667,364      $ 55,893,556    $ 52,464,860      $ 52,624,058
  Federal Home Loan advances            2,643,507         2,685,613         548,250           554,724
  Other borrowed funds                                                      200,000           200,000

17.      OTHER NONINTEREST EXPENSES

        The major components of other noninterest expenses are as follows:

                                                             December 31,
                                          --------------------------------------------------
                                               1997              1996             1995
                                          ---------------   ---------------   --------------
Postage                                         $ 62,402          $ 56,267         $ 51,605
Stationery and supplies                           61,205            84,717           74,317
Advertising and marketing                         58,824            52,366           51,605
Professional services                             85,589            74,864           54,471
Data processing                                  129,081           109,217           87,845
Director fees                                     58,900            53,300           55,400
Other                                            444,697           396,001          401,683
                                                 -------           -------          -------
     Total                                     $ 900,698         $ 826,732        $ 776,926
                                               =========         =========        =========



18.      EAGLE BANCORP, INC.  (PARENT ONLY) FINANCIAL INFORMATION

         Eagle Bancorp, Inc. condensed balance sheets and the related condensed statements of income and cash flows follow:

 Condensed Balance Sheets
                                                                December 31,
                                                     ------------------------------------
                                                          1997                1996
                                                     ----------------    ----------------
Assets
   Cash                                                    $ 338,431           $ 774,702
   Investment in Bank                                      6,749,255           5,978,113
   Other assets                                               11,809
                                                              ------
     Total assets                                        $ 7,099,495         $ 6,752,815
                                                         ===========         ===========
Liabilities
   Dividends payable                                       $ 279,640           $ 431,423
   Other liabilities                                          67,436              62,341
                                                              ------              ------
      Total liabilities                                      347,076             493,764
                                                             -------             -------

Shareholders' equity
   Common Stock                                              873,875             862,845
   Additional paid-in capital                              4,887,567           4,821,527
   Retained Earnings                                         980,884             586,583
   Net unrealized gain ( loss) on investment
     securities available for sale, net of taxes              10,093             (11,904)
                                                              ------             -------
      Total shareholders' equity                           6,752,419           6,259,051
                                                           ---------           ---------
      Total liabilities and shareholders' equity         $ 7,099,495         $ 6,752,815
                                                         ===========         ===========

 Condensed  Statements of Income

                                                                    Years Ended December 31,
                                                     -------------------------------------------------------
                                                          1997               1996                1995
                                                     ----------------   ----------------    ----------------
Noninterest expenses                                        $ 75,204          $ 113,778            $ 73,925
                                                            --------          ---------            --------
Loss before equity in undistributed
  income of Bank                                             (75,204)          (113,778)            (73,925)
Equity in undistributed income of Bank                       749,145            615,634             574,105
                                                             -------            -------             -------
Net income                                                 $ 673,941          $ 501,856           $ 500,180
                                                           =========          =========           =========


 Condensed Statements of Cash Flows
                                                                      Years Ended December 31,
                                                        ----------------------------------------------------
                                                             1997                1996             1995
                                                        ----------------    ---------------   --------------
Operating Activities
   Net income                                                 $ 673,941          $ 501,856        $ 500,180
   Adjustments to reconcile net income
    to net cash used for operating activities:
       Equity in undistributed income of Bank                  (749,145)          (615,634)        (574,105)
       Compensation expense under stock awards
          and options                                                                1,125
       Amortization of organization costs                                              382            4,584
       Decrease (increase) in other assets                      (11,809)                             28,420
       Increase (decrease) in other liabilities                   8,595             10,964          (28,105)
                                                                  -----             ------          -------
          Net cash used for operating activities                (78,418)          (101,307)         (69,026)
                                                                =======           ========          =======

Financing Activities
  Cash paid in lieu of fractional shares in
    connection with stock split                                                                        (349)
  Exercise of stock options                                      73,570
  Dividends paid                                               (431,423)          (215,689)               0
                                                               --------           --------                -
          Net cash used for financing activities               (357,853)          (215,689)            (349)
                                                               --------           --------             ----
Decrease in cash                                               (436,271)          (316,996)         (69,375)
Cash - beginning of year                                        774,702          1,091,698        1,161,073
                                                                -------          ---------        ---------
Cash - end of year                                            $ 338,431          $ 774,702      $ 1,091,698
                                                              =========          =========      ===========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 .........         ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosure for the year ended December 31, 1997. On January 21, 1997 the Board of Directors of Eagle Bancorp, Inc. voted not to renew the appointment of KPMG Peat Marwick LLP as the Company's independent auditor for the year ending December 31, 1997. The engagement of Tiller, Stewart and Company, LLC became effective March 31, 1997. The decision to engage Tiller, Stewart and Company, LLC was made because of lower professional fees.

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

                                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information set forth under the caption "Election of Directors" and "Bank Management" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
 .........         OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)......1.  Financial Statements

         The consolidated financial statements, notes thereto and independent auditors' report thereon, filed as part hereof, are listed in Item 7.

 .........2.  Financial Statement Schedules

 .........All schedules have been omitted as the required information is not applicable.

 .........3.  Exhibits

 .........Exhibit Numbers

         3.1*     Articles of Incorporation
 .........3.2*     Bylaws
 .........3.3*     Form of Stock Purchase Warrant
         10.1* Employment Contract between Andrew M. Williams III and Statesboro Financial Partners 10.2* Employment Agreement between Erskine Russell and Statesboro Financial Partners 10.3* 1990 Employee Stock Option Plan 10.4* Amendment to Employment Contract between Andrew M. Williams III and Eagle Bank and Trust 10.5* 1996 Employment Contract between Eagle Bancorp, Inc., Eagle Bank & Trust and Andrew M.
                  Williams, III
         16.1**Letter on Change in Certifying Accountant
         22.1     Subsidiaries  of  the  Company.  The  sole  subsidiary  of the
                  Company is Eagle Bank and Trust, Statesboro, Georgia, which is wholly-owned by the Company.
 .........27       Financial Data Schedule
         *Items 3.1 through 10.5, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration
         No.   33-31490-A)  and  such  documents  are  incorporated   herein  by
         reference.
 .........
 .........**The letter required by Item 304(a)(3), stating whether the former
          accountants   agrees  or  disagreeswith statements made by the Company
 .........relating to its change in accountants, was filed with the Commission on
         February   10,   1997, on Form 8-K/A, and is incorporated herein by
         reference.

(b) .....Reports on Form 8-K

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

EAGLE BANCORP, INC.


By: /s/ Andrew M. Williams III
    Andrew M. Williams III
    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1998.

 Signature                               Title                     Signature                     Title
 ---------                               -----                     ---------                     -----

 Andrew M. Williams III             President (Principal           Robert D. Coston              Director
                                    Executive Officer), Director
 Lemuel A. Deal                     Director                       Julian B. Hodges, Jr.         Director

 Robert E. Lane                     Director                       James B. Lanier, Jr.          Director

 Betty K. Minick                    Director                       Thad J. Morris, Jr.           Director

 Paul E. Parker                     Director                       W. Dale Parker                Director and Secretary

 Erskine Russell                    Director                       Marcus B. Seligman            Director

 Solly Trapnell                     Director                       Paul A. Whitlock, Jr.         Director

 William Earl Green                 Principal Financial
                                    Officer and Principal
                                    Accounting Officer


