Form 10-Q
period 1998-03-31
EAGLE BANCORP INC /GA/
filed 1998-05-18
CIK 865792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                      15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                  15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

For the quarter ended                                Commission file number
March 31, 1998                                                0-19228

                               EAGLE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

GEORGIA                                               58-1860526
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

873,875 shares of Common Stock, $1 par value per share, were outstanding as of March 31, 1998.

                               EAGLE BANCORP, INC.
                                 AND SUBSIDIARY



Index

Part I.         Financial Statements                                   Page No.


         Item 1. Consolidated Balance Sheets......................          2
                 Consolidated Statements of Income................          3
                 Consolidated Statements of Cash Flows............          4
                 Note to Consolidated Financial Statements........          5


         Item 2. Management's Discussion and Analysis
                 or Plan of Operations..................                    6


Part II.          Other Information

         Item 1. Legal Proceedings.................................         13

         Item 2. Changes in Securities.............................         13

         Item 3. Defaults Upon Senior Securities...................         13

         Item 4. Submission of Matters to a Vote
                            of Security Holders.....................        13

         Item 5. Other Information.................................         13

         Item 6. Exhibits and Reports on Form 8-K..................         13



Signatures..........................................................        14

Part I. Financial Statements
Item 1.

                       EAGLE BANCORP, INC. AND SUBISDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)



                                  ASSETS              3/31/98         12/31/97
                                  ------              -------         --------

Cash & Due From Banks............................ $ 1,677,651       $2,135,060
Federal Funds Sold                                    910,000        1,280,000
                                                      -------        ---------
Total cash and cash equivalents.................    3,045,060        2,957,651

Investment securities:
available for
sale............................................     6,800,016       6,597,422
held for maturity ..............................     4,542,757       4,541,697
                                                     ---------       ---------
Total investment securities                         11,342,773      11,139,119

Loans , net of unearned
income..........................................    49,166,867      49,474,280
Allowance for Loan Loss                               (714,406)       (706,237)
                                                      --------       --------
    Loans, net                                      48,452,461      48,768,043

Premises and equipment, net....................      2,398,503       2,437,122
Other .........................................      1,059,276       1,033,491
                                                     ---------       ---------
Total Assets...................................     66,298,073      66,335,426
                                                    ==========      ==========


              Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
     Noninterest-bearing deposits..............      5,870,322        6,175,919
     Interest-bearing deposits.................     49,962,547       49,491,445
                                                    ----------       ----------
      Total Deposits                                55,832,869       55,667,364

Borrowings.....................................      2,602,430        2,643,507
Accrued expenses and other liabilities.........        920,488        1,272,136
                                                       -------        ---------
   Total Liabilities                                59,355,787       59,583,007

Shareholders' Equity:
Common Stock, $1 par value, Authorized                 873,875          873,875
10,000,000 shares; 873,875 shares
Issued and outstanding
Additional paid-in capital.....................      4,887,567        4,887,567
Retained
earnings.......................................      1,180,914          980,884
Net unrealized gain (loss) on investment
  securities available for sale................            (71)          10,093
                                                           ---           ------
     Total shareholders' equity                       6,942,286       6,752,419
                                                      ---------       ---------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  66,298,073    $ 66,335,426

                                                   =============   ============
 See accompanying notes to consolidated financial statements.

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                        Three months ended
                                                        March, 31  March 31,
                                                          1997       1998
                                                          ----       ----
Interest Income:
    Loans, including fees                            1,016,324        1,163,205
    Interest on deposits in financial institutions           0            1,205
    Federal funds sold                                  10,449           35,581
    Investment securities:
       taxable                                         125,525          126,388
       nontaxable                                       33,981           28,954

          Total interest Income                      1,333,160        1,208,452

Interest Expense:
    Deposits                                           619,948          578,367
Other borrowings                                        43,348            9,188

          Total Interest Expense                       663,296          587,555

                         Net interest income           669,864          620,897

Provision for possible loan losses                      15,000            6,000

          Net interest income after provision
          for possible loan losses                     654,864          614,897

Noninterest income:
    Service charges                                     98,024           88,696
    Referral Fees - mortgages                           80,399           49,335
    Net realized gain (loss)
      on available for sale securities                       5                5
    Other                                               55,172           22,397

      Total NonInterest Income                         233,595          160,428

Noninterest expense:
    Salaries and employee benefits                     297,685          280,161
    Net occupancy and equipment expense                 76,131           74,769
    Other operating expense                            221,311          222,913

     Total noninterest expenses                        595,127          577,843

       Income before income taxes                      293,332          197,482
       Income Taxes                                     93,300           69,100

         Net income                             $      200,032    $     128,382

Basic earnings per share                        $         0.23    $        0.15

Diluted earnings per share                      $         0.22    $        0.15

See accompanying notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 March 31,            March 31,
                                                   1998                  1997
                                                   ----                  ----

Cash flows from operating activities:
  Net income                                 $     200,032      $       128,382
  Adjustments to reconcile net income
  to net cash provided bu operating activities:
      Provision for possible loan losses            15,000                6,000
      Derpreciation                                 45,626               37,947
      Securities (gains) losses, net                   913               (3,207)
      Amortization and (accretion), net             (3,038)               7,790
      Increase in other assets                     (25,785)            (140,807)
      Decrease in other liabilities                (72,008)             (11,335)

        Net cash provided by operating activities  160,740               24,770

Cash flows from investing activities:
      Decrease in loans, net                       300,582              436,666
      Purchases of investment securities,
        available for sale                      (2,300,000)          (1,713,692)
      Purchases of investment securities,
        held to maturity                                 0             (496,094)
      Additions to premises and equipment           (7,007)             (89,463)
      Proceeds from sales of investment
        securities available for sale               90,000              248,144
      Proceeds from maturities of interest-earning
        deposits in financial institutions         500,000            1,000,000
      Proceeds from maturities or calls of
        investment securities held to maturiy            0              498,652
      Proceeds from sales of investment securities
        available for sale                       1,498,306            1,049,500

          Net cash provided (used)
            in investing activities                 81,881              933,713

Cash flows from financing activities:
      Increase in deposits, net                    165,505               64,449
      Decrease in federal funds purchased                0             (200,000)
      Dividends paid                              (279,640)            (431,423)
      Repayment of borrowed funds                  (41,077)             (14,750)

          Net cash provided (used)
            by financing activities               (155,212)            (581,724)

Net increase  in cash and cash equivalents,     $   87,409              376,759

Cash and cash equivalents at beginning of period 2,957,651            3,737,822

Cash and cash equivalents at end of period       3,045,060            4,114,581

Supplemental disclosures of
  cash paid during year for:
      Interest                                  $  635,219              609,404

      Income taxes                              $   73,626                3,342

See accompanying notes to consolidated financial statements.

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

(2)       Earnings Per Share

Earnings per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards Board. SFAS No. 128 requires presentation of earnings per share on a basic computation and a diluted computation. The basic computation divides net income by only the weighted average number of common shares outstanding for the year and the diluted computation gives effect to all diluted common shares that were outstanding during the year.

Earnings per share amounts for the year 1997 have been restated to give effect to the application of this new standard.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                      Quarter ended March 31,

                                                      1998               1997
                                                      ----               ----

Income available to common stockholders:
         Used in basic earnings per share           $ 200,032       $   128,382
         Used in diluted earnings per share           200,032           128,382

Weighted average number of common shares used
         In basic earnings per share                  873,875           862,845
Effect of dilutive securities:
         Stock options                                 19,912            19,622
Weighted average number of common and dilutive
         Potential common shares used in diluted
           earnings per share                         893,787           882,467






(3)       Subsequent Events

On April 30, 1998, Eagle Bank and Trust signed a letter of intent to merge with PAB Bankshares, Inc. PAB Bankshares, Inc. is a multi-bank holding company for the Park Avenue Bank located in Valdosta, Georgia, Farmers and Merchants Bank in Adel, Georgia, and First Community Bank of Southwest Georgia in Bainbridge, Georgia. This merger would result in PAB Bankshares, Inc. acquiring all of Eagle Bank and Trust's outstanding stock in a business combination accounted for as a pooling of interest. The merger would constitute a tax-free reorganization within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended (the "code"). Upon consummation of this merger, which is subject to regulatory and shareholder approvals, shareholders of Eagle Bank and Trust would receive one(1) share of stock in PAB Bankshares, Inc. in exchange for each share of Eagle Bancorp, Inc. stock.

Item 2.
           Management's Discussion and Analysis or Plan of Operations

The following is a discussion of the Company's financial condition at March 31, 1998, compared to December 31, 1997, and the results of its operations for the three month period ended March 31, 1998, compared to the three month period ended March 31, 1997. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements appearing elsewhere in this report and the Company's 1997 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

                               FINANCIAL CONDITION

During the first three months of 1998, total assets decreased $37,353 or approximately 0.06% as compared to amounts at December 31, 1997. During this period the Bank's deposit base increased by approximately $165,505 as reflected below. The Bank's investment securities increased by $203,654 or 1.83% over December 31, 1997 numbers. Cash and cash equivalents increased by $87,409 or approximately 2.96% as compared to amount at December 31, 1997.


                                    DEPOSITS

                                                     3/31/98          12/31/97
                                                     -------          --------


Noninterest-bearing demand deposits             $   5,870,322     $   6,175,919
NOW accounts                                        7,477,177         6,867,141
Money market accounts                               2,093,859         2,137,149
Savings accounts                                    2,857,987         2,824,983
Individual retirement accounts of $100,000 or more    922,419           920,160
Individual retirement accounts of $100,000 or less  2,658,856         2,555,941
Certificates of deposits of $100,000 or more       10,657,084        10,897,602
Certificates of deposits of $100,000 or less       23,295,165        23,288,469
                                                   ----------        ----------

         Total deposits                         $  55,832,869     $  55,667,364
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its needs to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities in connection with the management of its interest sensitivity gap. The Company may also utilize its cash and due from banks, federal funds sold and investment securities available for sale to meet liquidity requirements. At March 31, 1998, the Company's cash and due from banks equaled $2,100,060, its investment securities available for sale equaled $6,800,016 and its federal funds sold equaled $910,000. All of these assets could be converted to cash on short notice.

Subject to certain conditions, the Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with certain banks for short-term unsecured advances up to $3,000,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $7,000,000. The Company borrowed from the Federal Home Loan Bank to match loan funding rates and maturities with loan borrowing rates and maturities with balances outstanding of $2,602,430 and $2,643,507 as of March 31, 1998 and December 31, 1997 respectfully, of which $1,000,000 matures on June 4, 1998.

The Company's liquidity position, calculated as cash and due from banks, federal funds sold, and investment securities not pledged divided by deposits, equaled 25.95% as of March 31, 1998, compared to 22.87% as of December 31, 1997. The Company's optimum liquidity ratio is 30% with a minimum acceptable ratio of 20%. Management monitors liquidity daily and strives to maintain a liquidity ratio between 20% and 30%.

The Company continues to monitor the percentage of certificates of deposit of $100 thousand and over to total deposits. At March 31, 1998, deposits over $100 thousand equaled approximately 20.74% of total deposits. A substantial portion of these certificates of deposits is with individuals who reside in the Company's primary service area who are either shareholders, organizers, or directors of the Company and to whom the Bank has had consistent deposit relations since inception.

The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of March 31, 1998.

                                                 INTEREST RATE SENSITIVITY TABLE
                                                      (amounts in thousands)

                                       0-90 days          91-365 days          One to Five Years      Over five years
                                       Current         Current  Cumulative    Current  Cumulative    Current  Cumulative
                                       -------         -------  ----------    -------  ----------    -------  ----------

Interest-sensitive assets:
  Loans                                   15,000         8,761    23,761      20,669    44,430       4,737    49,167
  Investment securities                       -          1,337     1,337       7,752     9,089       2,254    11,343
  Federal funds sold                         910             0       910           0       910           0       910

Total interest-sensitive assets           15,945        10,098    26,043      28,421    54,464       6,991    61,455


Interest-sensitive liabilities:
  NOW, money market and
    savings accounts                       6,793           0       6,793       5,636    12,429           0    12,429
  Certificates of deposits and
    individual retirement accounts        10,099       20,803     30,902       6,632    37,534           0    37,534
  Other borrowing                              0        1,179      1,179       1,423     2,602           0     2,602

Total interest-sensitivity
             Liabilities                  16,892       21,982     38,874      13,691    52,565           0    52,565

Interest-sensitivity gap                    (947)     (11,844)   (12,831)     14,730     1,899       6,991     8,890

Ratio to interest-sensitivity assets       -1.54%     -19.34%    -20.88%       23.97%     3.09%      11.37%    14.47%



Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

                                CAPITAL RESOURCES

The Company continues to maintain a satisfactory level of capital as measured by its total shareholders' equity to total assets ratio of 10.47% at March 31, 1998, as compared to 10.18% at December 31, 1997. Management anticipates the existing capital levels will be adequate to sustain the Company's anticipated growth for the future.

Eagle Bancorp, Inc. believes that cash on hand of approximately $33,080 at March 31, 1998, and a $100,000 cash dividend from Eagle Bank and Trust, should be sufficient to fund its holding company annual cash requirements for the future that consist principally of holding company annual cash expenses of approximately $70,000. On October 21, 1997, the Company declared a cash dividend in the amount of $.32 per share payable January 15, 1998, for a total of $279,640.

The Georgia Department of Banking and Finance requires that State-chartered banks in Georgia maintain a ratio of primary capital, as defined, to total assets of not less than 6%. The Company intends to maintain a satisfactory level of capital necessary to satisfy regulatory requirements and to accommodate expected growth patterns.

The following table compares the Company's and its subsidiary's capital ratios to the minimum capital ratios required to be maintained under applicable regulatory guidelines at March 31, 1998.

        Eagle Bank and Trust:

                                                                            Required
                                                                            --------
                                                   Actual                    Minimum                  Excess
                                              %            Amount         %         Amount         %     Amount
                                              -            ------         -         ------         -     ------
                                                              (dollars in thousands)

        Risk Based Capital                  14.83%         $7,668        8.00%      $4,136        6.83%  $3,532
        Tier 1 Capital                      13.45           6,954        4.00        2,068        9.45    4,886
        Leverage Capital Ratio              10.50           6,954        4.00        2,649        6.50    4,305

        Eagle Bancorp, Inc. and Subsidiary:

                                                                            Required
                                                                            --------
                                                   Actual                    Minimum                  Excess
                                              %            Amount         %         Amount         %     Amount
                                              -            ------         -         ------         -     ------
                                                                       (dollars in thousands)

        Risk Based Capital                  14.81          $7,656        8.00       $4,136        6.81   $3,520
        Tier 1 Capital                      13.43           6,942        4.00        2,068        9.43    4,874
        Leverage Capital Ratio              10.47           6,942        4.00        2,652        6.49    4,290





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

Net interest income for the three month period ended March 31, 1998, equaled $669,864 or 7.89% more than net interest income of $620,897 for the three month period ending March 31, 1997. The average yield earned on average interest-earning assets increased to 8.78% for the three month period ended March 31, 1998 from 8.65% for the similar period ended March 31, 1997 and the average rate paid on average interest-bearing liabilities decreased to 4.79% for the three month period ended March 31, 1998 from 4.92% for the three month period ended March 31, 1997. The Company's interest rate differential for the three month period ended March 31, 1998, was 3.99% compared to 3.73% for the period ended March 31, 1997. The net interest margin (net interest income divided by average interest-earning assets) for the three month period ended March 31, 1998, was 4.41% as compared to 4.42% for the same period ended March 31, 1997. The Company's average loan to deposit ratio in 1997 was 77.88% compared to 88.27% for the three months ended March 31, 1998. The Company's loan to deposit ratio at December 31, 1997, was 88.87% as compared to 88.06% at March 31, 1998.

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

The allowance for possible loan losses approximated 1.45% of outstanding loans at March 31, 1998, as compared to approximately 1.43% at December 31, 1997. The allowance increased to $714,406 at March 31, 1998, from $706,237 at December 31, 1997.

The provision for the first three months of 1998 increased by approximately $9,000 as compared to the first three months of 1997. Net charge-offs for the three month period ended March 31, 1998, were $6,831 compared to $9,934 for the comparable period in 1997.

The following table summarizes nonperforming loans, potential problem loans, and allowance for possible loan losses data as of March 31, 1998, and December 31, 1997.


                                                                       March 31,        December 31,
                                                                          1998               1997
                                                                          ----               ----
                                                                             (dollars in thousands)

Nonperforming loans                                                     $     436       $          48

Potential problem loans                                                 $     342       $         399

Asset Quality Ratios:

  Nonperforming loans to total
   loans, net of unearned income                                              .89%               .009%

  Potential problem loans to total
   loans, net of unearned income                                              .70%                .81%

  Nonperforming and potential problem loans
   to total loans, net of unearned income                                    1.59%                .91%

Allowance for possible loan losses
  to nonperforming loans                                                     1.64x               14.71x

Allowance for possible loan
  losses to nonperforming loans
  and potential problem loans                                                -.09x                1.57x

         Nonperforming loans are loans on nonaccrual and restructured.
         Potential problem loans are internally classified by management and not included in nonperforming.

The Company's management believes that the allowance for possible loan losses is adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income for the three month period ended March 31, 1998, was $233,595 compared to $160,428 for the comparable period in 1997. This income primarily includes service charges on deposit accounts, in the amount of $98,024 for the three months ended March 31, 1998 compared to $88,696 in 1997 and mortgage referral fees in the amount of $80,399 for the three months ended March 31, 1998 compared to $49,335 in 1997.

Noninterest Expense

Noninterest expense is composed primarily of salaries and employee benefits, net occupancy and equipment expense, and other operating expense as shown below. The Company recorded noninterest expenses of approximately $595,127 for the three month period ended March 31, 1998, compared to $577,843 for the comparable period of 1997. The increase in noninterest expense for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997 was approximately 2.99%.

                                                                              Three months ended
                                                                                   March 31,

                                                                       1998                      1997
                                                                       ----                      ----

Salaries and employee benefits                                       $297,685                  $280,161
Net occupancy and equipment expense                                    76,131                    74,769

Major components of other non-interest expense
  Data processing expense                                              41,670                     36,257
  Stationery and supplies expense                                      13,921                     27,928
  Postage                                                              12,567                     13,389
  Accounting and audit fees                                            10,995                     10,550
  Advertising and marketing expense                                    12,260                     21,334
  Director fees                                                        24,850                     11,700
  All other non-interest expense items - total                        105,048                    101,755

         Total other non-interest expense                            $221,311                   $222,913


Income Taxes

The Company has recorded income tax expense of $93,300 for the first quarter of 1998 representing an effective tax rate of approximately 32%. The Company recorded income tax expense of $69,100 for the first quarter of 1997 representing an effective tax rate of approximately 35%.


Net Income

The Company earned net income of $200,032 or approximately $.23 per share for the three month period ended March 31, 1998. This compares to $128,382 or approximately $.14 per share for the same period ended March 31, 1997.

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



                                    Date: May 13, 1998