Form 10QSB
period 1998-06-30
EAGLE BANCORP INC /GA/
filed 1998-08-17
CIK 865792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                      15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                  15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                  For the quarter ended Commission file number
                              June 30, 1998 0-19228

                               EAGLE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

GEORGIA 58-1860526
(State or other jurisdiction of (I.R.S. Employer incorporation or organization identification No.)

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

873,875 shares of Common Stock, $1 par value per share, were outstanding as of July 10, 1998.

                               EAGLE BANCORP, INC.
                                 AND SUBSIDIARY


Index

Part I. Financial Statements

                                                                     Page No.

Item 1. Consolidated Balance Sheets.......................................1
Consolidated Statements of Income and Comprehensive Income..............2,3
Consolidated Statements of Cash Flows...................................4,5
Note to Consolidated Financial Statements...............................6,7


Item 2. Management's Discussion and Analysis
        or Plan of Operations.............................................8
to 15


Part II. Other Information

Item 1. Legal Proceedings................................................16

Item 2. Changes in Securities............................................16

Item 3. Defaults Upon Senior Securities..................................16

Item 4. Submission of Matters to a Vote
        of Security Holders..............................................16

Item 5. Other Information................................................16

Item 6. Exhibits and Reports on Form 8-K.................................16



Signatures...............................................................17

Part I. Financial Statements
Item 1.

                                    EAGLE BANCORP, INC. AND SUBSIDIARY
                                       Consolidated Balance Sheets
                                               (Unaudited)

                                                    06/30/98          12/31/97
                               ASSETS
Cash & Due From Banks                       $     2,736,848   $      1,677,651
Federal Funds Sold                                      -            1,280,000
                                                        ----         ---------
 Total cash and cash equivalents                  2,736,848          2,957,651
Investment securities:
  Available for sale                              7,990,926          6,597,422
  held for maturity                               4,043,909          4,541,697
                                                  ----------         ---------
   Total investments securities                  12,034,835         11,139,119

Loans                                            50,834,817         49,474,280
Allowance for Loan Loss                            (728,500)          (706,237)
                                                  ---------          ---------
   Loans, net                                    50,106,317         48,768,043

Premises and equipment, net                       2,397,851          2,437,122
Other Assets                                      1,270,041          1,033,491
                                                 ----------         ---------
TOTAL ASSETS                                     68,545,892         66,335,426

                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-Interest-bearing deposits                  6,176,452          6,175,919
   Interest-bearing deposits                     50,038,712         49,491,445
                                                 ----------         ----------
Total Deposits                                   56,215,164         55,667,364

Borrowings                                        4,446,166          2,643,507
Accrued expenses and other liabilities              909,511          1,272,136
                                                    -------          ---------
Total Liabilities                                61,570,841         59,583,007

Shareholders' Equity:
Common Stock, $1 par value, Authorized
10,000,000 shares:873,875 shares issued
and outstanding                                     873,875            873,875
Additional paid-in capital                        4,887,568          4,887,567
Retained Earnings                                 1,209,899            980,884
Accumulated comprehensive income                      3,709             10,093
                                                      -----             ------
Total shareholders' equity                        6,975,051          6,752,419
                                                 ----------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $    68,545,892    $    66,335,426
                                            ===============    ===============



See accompanying notes to consolidated financial statements.



                                EAGLE BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statements of Income and Comprehensive Income
                                                (Unaudited)
                                                    Three months ended
                                                 June 30,          June 30,
                                                  1998                1997
                                                  -----               ----
Interest Income:
Loans, Including fees                   $      1,199,047    $      1,091,198
Federal Funds Sold                                 7,277               3,311
Investment securities:
  Taxable                                        139,004             141,688
  Nontaxable                                      30,248              31,517
                                                 -------             ------
   Total interest income                       1,375,576           1,267,714

Interest Expense:
Deposits                                         623,168             583,489
Other borrowings                                  50,805              19,088
                                                  -------             ------
   Total Interest Expense                        673,973             602,577

        Net interest income                      701,603             665,137
Provision for possible loan losses                17,332              35,000
                                                 -------             ------
Net interest income after provision
     for possible loan losses                    684,271             630,137
Noninterest income:
Service Charges                                   87,227             104,221
Referral Fees - Mortgages                         82,819              21,267
Net realized gain (loss)
 on available for sale securities                    913               1,293
Other Income                                      37,106              42,209
                                                 -------             ------
        Total noninterest income                 208,060             168,990
Noninterest expense:
Salaries and employee benefits                   308,547             274,697
Net occupancy and equipment expense               70,275              77,596
Other operating expense                          266,667             220,277
                                                --------            -------
        Total noninterest expenses               645,489             572,570

Income before income taxes                       246,842             226,557
  Income taxes                                    78,042              75,622
                                                 -------             ------
Net income                                       168,800             150,935
                                                --------            -------
Other  comprehensive  income (loss), net of tax:
Unrealized  gains (losses) onsecurities:
Unrealized holding gains (losses) arising
during the period                                  4,130               62,333

Less reclassification adjustment for gains
(losses) included in net income                     (350)               (500)
                                                    -----               -----
Other comprehensive income (loss)                  3,780               61,833
Comprehensive Income                  $          172,580   $          212,768
                                      ==================  ===================
Basic earnings per share              $             0.19   $             0.17
                                                   =====                 ====
Diluted earnings per share            $             0.18   $             0.16
                                                   =====                 ====

See accompanying notes to consolidated financial statements
                                     Page 2

                            EAGLE BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Income and Comprehensive Income
                                     (Unaudited)
                                                        Six months ended
                                                       June 30,        June 30,
                                                        1998             1997
Interest Income:
Loans, Including fees                       $      2,362,252   $      2,107,522
Interest on deposits in
   financial institutions                              1,205
Federal Funds Sold                                    17,726             38,892
Investment securities:
  Taxable                                            264,529            268,076
  Nontaxable                                          64,229             60,471
                                                     -------             ------
   Total interest income                           2,476,166          2,708,736

Interest Expense:
Deposits                                           1,161,856          1,243,116
Other borrowings                                      94,153             28,277
                                                     -------             ------
   Total Interest Expense                          1,190,133          1,337,269
                                                   ---------          ---------

Net interest income                                1,286,033          1,371,467
Provision for possible loan losses                    32,332             41,000
                                                     -------             ------

Net interest income after provision
 for possible loan losses                          1,245,033          1,339,135
Noninterest income:
Service Charges                                      185,251            192,916
Referral Fees - Mortgages                             92,836            163,218
 Net realized gain (loss) on
  available for sale securities                        1,293                913
Other Income                                          92,278             42,373
                                                   ---------             ------
Total noninterest income                             441,660            329,418
Noninterest expense:
Salaries and employee benefits                       606,232            554,858
Net occupancy and equipment expense                  146,406            152,366
Other operating expense                              487,978            443,190
                                                    --------            -------
Total noninterest expenses                         1,240,616          1,150,414

Income before income taxes                           540,179            424,037
Income taxes                                         171,342            144,722
                                                    --------            -------
Net income                                 $         368,837   $        279,315
                                           =================   ================

Other  comprehensive  income (loss),
net of tax:  Unrealized  gains (losses) on
securities:
Unrealized holding gains (losses)
 arising during the period                           (6,034)              4,923
Less reclassification adjustment for gains
 (losses) included in net income                       (350)               (500)
                                                       -----               -----
Other comprehensive income (loss)                      4,423             (6,384)
                                                       -----             ------
Comprehensive income                       $         362,453   $        283,738
                                           =================   =================
Basic earnings per share                   $            0.42   $           0.32
                                           =================   ================

Diluted earnings per share                 $            0.30   $           0.40
                                           =================   ================

See accompanying notes to consolidated financial statements
                                                              Page 3


                        EAGLE BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Six months ended June 30,
                                                      1998          1997
                                                      ----          ----
Cash Flows from operating activities:
Net Income                                       $  368,837   $    279,315
Adjustments  to  reconcile  net  income to
cash  provided  (used)  by  operating
activities:
     Provisions for possible loan losses             32,332         41,000
     Depreciation                                    81,112         87,028
     Securities gains (losses)                          913          1,294
     Amortization (accretion), net                   (3,316)         5,954
     Accretion of loan fees                               -        (60,625)
     Loan fees, net                                       -         19,625
     Increase in other assets                      (234,553)      (259,080)
    Decrease in other liabilities                  (362,625)       (54,864)

     Net cash provided (used) by operating
        activities                                 (117,301)        59,647

Cash Flows from investing activities:
     Increase in loans                           (1,370,606)    (5,611,249)
     Purchase of Investment Securities:
        Available for sale                       (3,490,000)    (1,495,259)
        Held to maturity                                  -     (1,247,895)
     Purchase of premises and equipment             (41,841)      (105,815)
     Proceeds from:
     Maturities of interest earning deposits in
         Financial institutions                           -      1,000,000
     Proceeds from:
        Maturities/called of investment securities
           held to maturity                          500,000
        sales/called/maturities of investment
           securities
           Available for sale                      2,088,306     1,297,641
                                                   ---------     ---------

          Net cash used by investing activities   (2,314,141)   (6,162,577)

Cash Flow From Financing Activities
     Increase in Deposits                            547,800     2,164,365
     FHLB Advances                                 1,802,659       970,500
     Proceeds from reverse repurchases                     -       983,000
     Cash dividends                                 (139,820)     (431,423)
                                                    --------      --------

       Net cash provided by financing activities   2,210,639     3,686,442

                                     Page 4




                       EAGLE BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                      Six months ended June 30,
                                                          1998          1997

  Net Increase (Decrease) in Cash
    and Cash Equivalents                                (220,803)   (2,416,488)

Cash And Cash Equivalents At Beginning of Period       2,957,651     3,537,822
                                                       ---------     ---------

Cash And Cash Equivalents At End of Period        $    2,736,848  $  1,121,334
                                                  ==============  ============

Supplemental disclosures of cash paid during period for:

     Interest                                     $    1,513,925  $  1,441,740
                                                  ==============  ============
     Income taxes                                 $     239,040   $   131,942
                                                  =============   ===========

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

                                            Three Months ended March 31,            Six Months ended June 30,
                                                      1998    1997                    1998               1997

Income available to common stockholders:
    Used in basic earnings per share          $ 200,032      $  128,382         $      368,837      $279,315
Used in diluted earnings per share              200,032         128,382                368,837       279,315
                                            ===========      ==========         ==============     =========

Weighted average number of common shares used
   in basic earnings per share                  873,875         862,845                873,875       862,845
Effect of dilutive securities:
Stock options                                    19,912          19,622                 51,088        44,118
                                                 ------          ------                 ------        ------


Weighted average number of common and dilutive
Potential common shares used in diluted
earnings per share                              893,787         882,467                924,963       906,963
                                                =======         =======                =======       =======


(3)      Merger

On June 30, 1998, Eagle Bank and Trust signed an Agreement and Plan of Merger with PAB Bankshares, Inc. PAB Bankshares, Inc. is a multibank holding company for the Park Avenue Bank located in Valdosta, Georgia, Farmers and Merchants Bank in Adel, Georgia, and First Community Bank of Southwest Georgia in Bainbridge, Georgia. This merger would result in PAB Bankshares, Inc. acquiring all of Eagle Bank and Trust's outstanding stock in a business combination accounted for as a pooling of interest. The merger would constitute a tax-free reorganization within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended (the "code"). Upon consummation of this merger, which is subject to regulatory and shareholder approvals, shareholders of Eagle Bank and Trust would receive one(1) share of stock in PAB Bankshares, Inc. in exchange for each share of Eagle Bancorp, Inc. stock.

(4)      Year 2000

The banking industry relies on the validity of financial information, most of which is generated and maintained by automated data processing systems. Eagle Bancorp, Inc. directors and management have formed a Year 2000 Committee which is charged with administering the phases of awareness, assessment, renovation, validation and implementation which are required to ensure Year 2000 compliance throughout the organization in a timely manner. The year 2000 committee meets on a monthly basis and reports monthly to the Board of Directors of the Bank. All information and environmental systems have been examined by internal and external technical support. The Committee has contacted all vendors and supplies. Approximately 60% of the PC's have been replaced with an additional 30% to be replaced during the third quarter of 1998 the other 10% are already compliant. The committee also contacted all major loan customers. The committee is of the opinion that the cost of becoming Year 2000 compliant in a timely manner will not have a material adverse impact on the operating results or financial condition of the company.

(5)       Accounting Change

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources.

Item 2.

Management's Discussion and Analysis or Plan of Operations

                                    GENERAL

The following is a discussion of the Company's financial condition at June 30, 1998 compared to December 31, 1997, and the results of its operations for the three and six month periods ended June 30, 1998 compared to the comparable periods ended June 30, 1997. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements appearing elsewhere in this report and the Company's 1997 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.


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


                              FINANCIAL CONDITION

During the first six months of 1998, total assets increased $2,210,466 or Approximately 3.33% (6.66% per annum) as compared to amounts at December 31, 1997. This increase was a result of the bank's deposit base increasing by approximately $547,800 and borrowings increase of $1,802,659. The Bank's asset mix changed primarily by an increase in loans of $1,360,537 or approximately 2.74% when compared to the December 31, 1997 levels. This increase in loans was primarily funded by the increase in deposits and borrowings. The following is a summary of the Company's deposits by type at June 30, 1998 and December 31, 1997:


                                    DEPOSITS

                                                        6/30/98         12/31/97


Noninterest-bearing demand deposits                  $ 6,176,452      $6,175,919
NOW accounts                                           7,620,719       6,867,141
Money market accounts                                  2,252,479       2,137,149
Savings accounts                                       2,975,894       2,824,983
Individual retirement accounts                         3,625,712       3,476,101
Certificates of deposits of $100,000 or more          10,552,013      10,897,602
Certificates of deposits of less than $100,000        23,011,895      23,288,469
                                                      ----------      ----------

         Total deposits                            $  56,215,164    $ 55,667,364
                                                   =============   =============


                                     Page 8
FINANCIAL CONDITION

The Company's rate of growth of approximately 3.3% (6.6% per annum) for the first half of 1998 approximates half the 6.1% (12.2% per annum) growth that the Company achieved for the first half of 1997. Factors expected to contribute to a continuation of the Company's growth rate include:

1) the current loan and deposit rate environment in the local area and the bank's community involvement
2) a relatively stable economy in the local area, and
3) management's emphasis on profitability.

The Company believes it can continue to achieve growth for 1998 in the 8% range.


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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its needs to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. The Company may also utilize its cash and due from banks, federal funds sold and investment securities available for sale to meet liquidity requirements. At June 30, 1998, the Company's cash and due from banks equaled $2,736,848, its investment securities available for sale equaled $7,990,926. All of these assets could be converted to cash on short notice.

Subject to certain conditions, the Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with certain banks for short-term unsecured advances up to $2,000,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $7,000,000. During the first six months of 1998, the Company had outstanding borrowings of $3,796,166 of a short and long-term basis from the Federal Home Loan Bank to match loan funding rates and maturities with loan borrowing rates and maturities. Securities sold under repurchase agreements are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the agreements.

The Company's liquidity position, calculated as cash and due from banks, federal funds sold, and investment securities not pledged divided by deposits, equaled 28.44% as of June 30, 1998 compared to 22.15% as of June 30, 1997. The Company's optimum liquidity ratio is 30% with a minimum acceptable ratio of 20%. Management monitors liquidity daily and is striving to maintain its liquidity ratio between 20% and 30%.

The Company continues to monitor the percentage of certificates of deposit of $100 thousand and over (jumbo deposits) to total deposits. A substantial portion of theses jumbo deposits are with individuals who reside in the Company's primary service area who are either shareholders, organizers, or directors of the Company and whom the Bank has had consistent deposit relations since inception.

                                     Page 9
The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of June 30, 1998.

INTEREST RATE SENSITIVITY TABLE
                                   0-90 days  91-365 days          One to five years     Over five years
                                   Current    Current   Cumulative Current Cumulative   Current Cumulative

Interest-sensitive assets:
     Loans                        $   10,114 $ 16,779    $ 26,893  $ 21,268  $  48,159  $ 2,684 $   50,835
     Investment securities               100    2,484       2,584     7,701     10,285    1,749     12,034
                                        ----   ------      ------    ------    -------  ------     ------

  Total interest-sensitive assets     10,214   19,263      29,477    28,967     58,444    4,433     62,877

Interest-sensitive liabilities:
     NOW, money market and
          savings accounts            12,849        -      12,849         -     12,849       -      12,849

Individual retirement accounts
and certificates of deposits          22,175    6,819      28,952     8,196     37,190       -      37,190

Borrowings                               701    2,208       2,909     1,033      3,942     504       4,446
                                        ----   ------     ------    ------     ------    ----      -----

  Total interest-sensitive
   liabilities                        20,369   24,341      44,710     9,229     53,939     504      54,443
                                     -------  -------    -------    ------    -------    ----     ------

Interest-sensitivity gap           $   3,929 $(10,155)  $  (5,078) $(15,233)  $ 19,738 $ 4,505   $   8,434
                                   ========= ========   =========  ========   ======== =======   =========

Ratio to total interest
     Sensitive assets                -16.15%   -8.08%    -24.23%    31.39%      7.16%   6.25%      13.41%
                                     =======   ======    =======    ======      =====   =====      ======





Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

                                     Page 10
                                CAPITAL RESOURCES

The Company continues to maintain a satisfactory level of capital as measured by its total shareholders' equity to total assets ratio of 10.18% at June 30, 1998 and at December 31, 1997. Management anticipates the existing capital levels will be adequate to sustain the Company's anticipated growth for the foreseeable future.

The Company is not aware of any recommendations by regulatory authorities which, if implemented would have a significant impact on its liquidity, capital resources, or operations except for the recent FDIC reduction in insurance premiums on deposits which has had a favorable impact on the Company's results of operations.


The Georgia Department of Banking and Finance requires that State chartered banks in Georgia maintain a ratio of primary capital, as defined, to total assets of not less than 6%. The Company intends to maintain a satisfactory level of capital necessary to satisfy regulatory requirements and to accommodate expected growth patterns.

The following table compares the Company's and its subsidiary's capital ratios to the minimum capital ratios required to be maintained under applicable regulatory guidelines at June 30, 1998.

Eagle Bancorp, Inc. and subsidiary

                                                                Required
Eagle Bancorp, Inc.                     Actual                   Minimum                  Excess
                                           %         Amount         %           Amount         %         Amount

Risk Based Capital                         13.76%       $7,672       8.00%      $4,461      5.76%        $3,211

Tier 1 Capital                             11.19%        7,672       4.00%       2,742      7.19%         4,930

Leverage Capital                           10.18%        6,975       4.00%       2,741      6.18%         4,234


Eagle Bank and Trust

Risk Based Capital                         13.89%        7,747       8.00%       4,461      5.89%         3,286

Tier 1 Capital                             11.31%        7,747       4.00%       2,740      7.31%         5,007

Leverage Capital                           10.29%        7,050       4.00%       2.740      6.29%         4,310


 RESULTS OF OPERATIONS

Net Interest Income

The Company's net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, is the Company's principal source of income. Interest-earning assets for the Company include loans, federal funds sold, and investment securities.

Net interest income for the three month period ended June 30, 1998 equaled $701,603 or 5.48% more than the three month period ending June 30, 1997 of $665,137. The average yield earned on interest-earning assets decreased to 8.69% for the three month period ended June 30, 1998 from 9.02% for the similar three month period ended June, 30, 1997 and the average rate paid on interest-bearing liabilities decreased to 4.47% for the three month period ended June 30, 1998 from 4.97% for the comparable period ended June 30, 1997. The Company's net interest margin for the three month period ended June 30, 1998 was 4.43% compared to 4.73% for the comparable period ended June 30, 1997.

Net interest income for the six month period ended June 30, 1998 equaled $1,371,467 or 6.64% more than the six month period ending June 30, 1997 of $1,286,033. The average yield earned on interest-earning assets decreased to 8.55% for the six month period ended June 30, 1998 from 9.14% for the similar period ended June 30, 1997 and the average rate paid on interest-bearing liabilities decreased to 4.44% for the six month period ended June 30, 1998 from 4.84% for the six month period ended June 30, 1997. The Company's net interest margin for the six month period ended June 30, 1998 was 4.33% compared to 4.52% for the period ended June 30, 1997.

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

The allowance for possible loan losses approximated 1.43% of outstanding loans at June 30, 1998 and at December 31, 1997. The allowance increased to $728,500 at June 30, 1998 from $706,237 at December 31, 1997. The allowance relates primarily to the level of the loan portfolio and related credit risks. The provision for the first six months of 1998 was $32,332 compared to $41,000 for the first six months of 1997. The provision for the three months ended June 30, 1998 was $17,332 as compared to $35,000 for the same period ended June 30, 1997. Net chargeoffs for the six month period ended June 30, 1998 equaled $10,069 compared to net recoveries of $9,203 for the comparable period in 1997.

The following table summarizes nonperforming loans, potential problem loans, and allowance for possible loan losses data as of June 30, 1998 and December 31, 1997.

                                                          June 30, December 31,
                                                             1998        1997
                                                             (in thousands)

Nonperforming loans (0ver 90 days)                        461               48

Potential problem loans (internally classified)           291              399

Asset Quality Ratios:
Nonperforming loans to total loans,
     Net of unearned income                              0.91%            0.09%

Nonperforming loans to total assets                      0.67%            0.07%

Nonperforming loans and potential
     Problem loans to total assets                       1.10%            0.67%

Allowance for possible loan losses to
    Nonperforming loans                                  1.58x           14.71x

Allowance for possible loan losses to
    Nonperforming loans and
     Potential problem loans                              .96x            1.57x

** Potential problem loans are loans 60 to 89 days past due. The Company's management believes that the allowance for possible loan losses is adequate to cover potential losses in the loan portfolio.


Noninterest Income

Noninterest income, is primarily comprised of service charges on deposit accounts and referral fees from mortgages, which for the six month period ended June 30, 1998 was approximately $441,660 as compared to $329,418 for the comparable period in 1997. Service charges on deposit accounts includes fees on deposit accounts, fees for returned checks and fees for overdraft accounts. Noninterest income for the three months ended June 30, 1998 was $208,060 compared to $168,990 for the three months ended June 30, 1997. These increases were primarily from service charges on deposit accounts which increase with the overall levels of deposit accounts and referral fees on mortgages.

Noninterest Expense

Noninterest expenses are composed primarily of salaries and employee benefits, net occupancy and equipment expense, and other operating expense as shown below. The Company experienced noninterest expenses of approximately $1,240.616 for the six month period ended June 30, 1998 compared to $1,150,414 for the comparable period of 1997. The Company experienced noninterest expenses of approximately $645,489 for the three months ended June 30, 1998 compared to $572,570 for the three months ended June 30, 1997. Noninterest expenses increased approximately 7.84% and 12.74% for the six month and three month periods ended June 30, 1998 as compared to the same periods ended June 30, 1997.

                                                          Six months ended

                                                      June 30,         June 30,

                                                         1998            1997
                                                        -----           ----

Salaries and employee benefits                         606,232          554,858
                                                       -------          ------
Net occupancy and equipment expense                    146,406          152,366
                                                       -------          -------

Components of other non-interest expense:
  Data processing expense                               82,773           77,662
  Regulatory assessments                                10,746            7,721
  Insurance expense                                     13,862           11,708
  Stationery and supplies expense                       28,311           33,213
  Legal expense                                         42,126           17,472
  Postage                                               26,315           29,205
  Accounting and audit fees                             17,995           19,550
  Advertising and marketing expense                     38,532           34,242
  ATM expense                                           15,972           13,768
  Directors' fees                                       55,100           23,400
  Dues and subscription                                  8,007           10,845
  Business taxes and licenses                           23,250           10,832
  Correspondent bank services                           13,698           13,681
  All other expenses                                   111,293          139,891
                                                      --------         -------
Total other noninterest expense                        376,685          303,299
                                                       -------          -------

Total NonInterest Expense                         $  1,240,616  $     1,150,414
                                                  ============  ===============

Income Taxes

The Company has recorded income tax expense of $171,342 for the six months ended June 30, 1998 representing an effective tax rate of approximately 32% which compares to an effective tax rate of 34% recorded for the comparable period of 1997. The Company recorded for the three months ended June 30, 1998 income tax expense of $78,042 or 32% as compared to $75,622 or 33% for the same period ended June 30, 1997.

Net Income

The Company earned net income of $368,837 or approximately 0.42 per share for the six month period ended June 30, 1998. This compares to $279,315 or approximately 0.32 per share for the like period ended June 30, 1997. The Company earned net income of $168,800 or approximately 0.19 per share for the three months ended June 30, 1998. This compares to $150,935 or approximately
0.17 per share for the same period ended June 30, 1997.

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

Part II. Other Information
Item 1.

Legal Proceedings.
None

Item 2.

Changes in Securities
None

Item 3.

Defaults upon Senior Securities
None

ITEM 4.

Submission of matters to a vote of security holders.

A) At the Annual Meeting of Shareholders held on May 19, 1998, the following directors were elected to hold office for the coming year:
                             For
Lemel A. Deal, Sr.         585,657
Robert E. Lane             585,657
James B. Lanier, Jr.       585,657
Macus B. Seligman          585,057
Andrew M. Williams, III    585,657
Gary Johnson               585,657

The following directors will continue their term: T. J. Morris, Jr.,
W. Dale Parker, Erskine Russell, Solly Trapnell.,Robert D. Coston,
J. Bird Hodges, Jr., Betty K. Minick, Paul E. Parker and Paul A. Whitlock, Jr

(B) At the Annual Meeting of Shareholders held on May 19, 1998, Tiller, Stewart and Company, was ratified as the independent auditors for the Company. Votes were cast as follows:

For                        580,127
Against                        600
Abstain                      4,930

Item 5.
Other Information

Item 6.
Exhibits and Reports on Form 8-K

(a) Exhibits.  Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K
Form 8-K was filed on July 2, 1998 regarding the proposed merger with PAB Bankshares, Inc.

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



   Date: August 15, 1998