Form 10QSB
period 1998-09-30
EAGLE BANCORP INC /GA/
filed 1998-11-16
CIK 865792

SECURITIES AND EXCHANGE COMMISSION
                                          WASHINGTON, D.C. 20549
                                               FORM 10-QSB

                           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934
                                 FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR             15(D)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE TRANSITION PERIOD FROM TO

For the quarter ended                                   Commission file number
September 30, 1998                                                 0-19228

                                           EAGLE BANCORP, INC.
                          (Exact name of Registrant as specified in its charter)

GEORGIA                                                       58-1860526
(State or other jurisdiction of
incorporation or organization)         (I.R.S.   Employer   Identification
No.)

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

907,610 shares of Common Stock, $1 par value per share, were outstanding as of November 10, 1998.

                               EAGLE BANCORP, INC.
                                 AND SUBSIDIARY



                                     Index

                          Part I. Financial Statements

                                    Page No.

 Item 1. Consolidated Balance Sheets..................................1
         Consolidated Statements of Income..........................2-3
          Consolidated Statements of Cash Flows.......................4
           Notes to Consolidated Financial Statements.................5


 Item 2. Management's Discussion and Analysis
             or Plan of Operations.................................6-14


                           Part II. Other Information

 Item 1. Legal Proceedings...........................................15

 Item 2. Changes in Securities.......................................15

 Item 3. Defaults Upon Senior Securities.............................15

 Item 4. Submission of Matters to a Vote
                    of Security Holders..............................15

 Item 5. Other Information...........................................15

 Item 6. Exhibits and Reports on Form 8-K............................15



Signatures...........................................................16

Part I. Financial Statements
Item 1.

                       EAGLE BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                            ASSETS            9/30/98              12/31/97

Cash and due from banks                  $   2,044,964       $     1,677,651
Federal funds sold                           2,930,000             1,280,000
                                            ----------             ---------
     Total cash and cash equivalents         4,974,964             2,957,651

Investment securities:
   Available for sale                        8,085,488             6,597,422
      Held to maturity                       3,665,329             4,541,697
                                            ----------             ---------
   Total Investment Securities              11,750,817            11,139,119

Loans, net of unearned income               51,476,804            49,474,280
    Reserve for Loan Loss                     (732,200)             (706,237)
                                             ---------             ---------
        Loans, net                          50,744,604            48,768,043

Premises and Equipment, net                  2,416,200             2,437,122
   Other Assets                              1,088,159             1,033,491
                                            ----------            ---------

   TOTAL ASSETS                             70,974,744            66,335,426
                                            ===========           ==========


LIABILITIES:
    Non-Interest Bearing Deposits            7,257,757             6,175,919
    Interest Bearing Deposits               50,595,625            49,491,445
                                            -----------           -----------
         Total Deposits                     57,853,382            55,667,364

    FHLB advances                            4,745,901             2,643,507
    Accrued expenses and other liabilities     954,893             1,272,136
                                              --------            ----------
    Total Liabilities                       63,554,176            59,583,007

SHAREHOLDER'S EQUITY:
    Common Stock, $1 par value                 907,610               873,875
     Authorized 10,000,000 shares;
     907,610 shares issued and outstanding
    Additional Paid in Capital               5,137,485              4,887,567
    Retained Earnings                        1,339,654                980,884
    Accumulated other
        Comprehensive income                    35,819                 10,093
                                               -------               -------
Total Shareholder's Equity                   7,420,567              6,752,419
 TOTAL LIABILITIES
    AND SHAREHOLDER'S EQUITY          $     70,974,744      $      66,335,426
                                           ===========             ==========

See accompanying notes to consolidated financial statements.




                                             EAGLE BANCORP, INC. AND SUBSIDIARY
                                              Consolidated Statements of Income
                                                         (Unaudited)
                                                                             Nine Months ended

                                                                 September 30,          September 30,
                                                                      1998                  1997

INTEREST INCOME:
    Loans, including fees                                       $      3,590,626           $     3,298,041
    Interest on deposits in financial institutions                             -                     1,205
    Federal funds sold                                                    33,865                    45,452
    Investment securities:
        Taxable                                                          400,914                   401,980
        Nontaxable                                                        94,272                    91,662
                                                                         -------                   ------
           Total Interest Income                                       4,119,677                 3,838,342

    Interest expense - Deposits                                        1,873,211                 1,774,573
    Other Borrowings                                                     158,568                    72,030
                                                                        --------                   ------
           Total Interest Expense                                      2,031,779                 1,846,603

                             Net Interest Income                       2,087,898                 1,991,738

    Provision for possible loan losses                                    34,332                    90,000
                                                                         -------                   ------
             Net interest income after provision
                 for possible loan losses                              2,053,565                 1,901,738

    NONINTEREST INCOME:
    Service Charges                                                      269,086                   296,904
    Referral fees - mortgages                                            254,034                   170,184
    Security gains (losses)                                                  913                     1,293
    Other income                                                         144,237                    72,095
                                                                        --------                   ------
          Total noninterest income                                       668,270                   540,475

    NONINTEREST EXPENSE:
    Salaries and employee benefits                                       919,609                   840,545
    Net occupancy and equipment expense                                  219,507                   231,579
    Other operating expense                                              743,248                   667,908
                                                                        --------                  -------
          Total noninterest expense                                    1,882,364                 1,740,032

    Income before income taxes                                           839,471                   702,182
    Income taxes                                                         268,271                   245,000
                                                                        --------                  -------

   NET INCOME                                                   $        571,200          $        457,182
                                                                        ========                  =======

    Net income per share                                        $           0.63          $           0.53
                                                                           =====                     ====

See accompanying notes to consolidated financial statements.




                                    EAGLE BANCORP, INC. AND SUBSIDIARY
                                    Consolidated Statements of Income
                                               (Unaudited)

                                                                 Three months
                                                                ended
                                                            September 30,              September 30,
                                                                1998                        1997

INTEREST INCOME:
    Loans, including fees                               $              1,228,374     $            1,190,519
    Federal funds sold                                                    16,139                      6,560
    Investment securities:
        Taxable                                                          136,385                    133,905
        Nontaxable                                                        30,043                     31,191
                                                                         -------                    ------
   Total Interest Income                                               1,362,175                  1,410,941

    Interest expense - Deposits                                          630,095                    612,717
    Other Borrowings                                                      64,416                     43,753
                                                                         -------                    ------
    Total Interest Expense                                               694,511                    656,470

    Net Interest Income                                                  716,430                    705,705

    Loan Loss Provision                                                    2,000                     49,000
                                                                          ------                    ------

      Net Income After Loan Loss Prov.                                   714,430                    656,705

    NONINTEREST INCOME:
    Service Charges                                                       83,835                    103,987
    Referral fees - mortgages                                             90,816                     77,348
    Security gains (losses)                                                    -                          -
    Other income                                                          51,959                     29,722
                                                                         -------                    ------
    Total noninterest income                                             226,609                    211,057

    NONINTEREST EXPENSE:
    Salaries and employee benefits                                       313,377                    285,687
    Net occupancy and equipment expense                                   73,101                     79,213
    Other operating expense                                              255,270                    224,718
                                                                        --------                   -------
    Total noninterest expense                                            641,748                    589,618

    Income before income taxes                                           299,292                    278,144
    Income taxes                                                          96,929                    100,278
                                                                         -------                   -------

   NET INCOME                                          $                 202,363   $                177,866
                                                                    ============             ==============

    Net income per share                               $                    0.22   $                   0.21
                                                                           =====                       ====

  See accompanying notes to consolidated financial statements




                                            EAGLE BANCORP, INC.
                                   Consolidated Statement of Cash Flows
                                                (Unaudited)




                                                                                    Nine months ended
                                                                                      September 30,
                                                                                 1998                  1997

Net Income                                                                      $ 571,200           $ 457,182
Adjustments to reconcile net income
     Provisions for possible loan losses                                           32,332              90,000
     Depreciation                                                                 110,036             133,434
     Securities gains (losses)                                                        913              (1,293)
     Amortization (accretion), net                                                 (6,197)            (20,843)
     Accretion of loan fees                                                             -             (80,552)
     Loan fees, net                                                                     -              46,979
     Increase in other assets                                                      30,576            (123,440)
    Increase (decrease) in other liabilities                                     (317,242)           (320,231)
          Net cash provided by operating activities                               421,618             181,236
Cash Flows from investing activities:
     Decrease in loans, net                                                    (2,008,893)         (7,871,523)
     Purchase of investments - AFS                                             (4,204,240)         (1,416,432)
     Purchase of investments - HTM                                                      -          (1,431,155)
     Purchase of premises and equipment                                           (89,114)           (112,038)
     Proceeds from certificate of deposits                                              -           1,000,000
     Maturities of investments - HTM                                              800,000           1,020,000
     Maturities of investments - AFS                                               90,000             729,500
     Called investments - AFS                                                     900,000             250,000
     Called investments - HTM                                                     250,000                   -
     Sale of investments - AFS                                                  1,498,306                   -
     Sale of investments - HTM                                                         -              498,652
          Net Cash used in investing activities                                (2,763,941)         (7,332,996)
Cash Flow From Financing Activities
     Increase in Deposits, Net                                                  2,186,018           4,029,342
     FHLB Advances                                                              2,102,394           1,365,250
     Repayment of FHLB advance                                                          -             (39,005)
     Proceeds from reverse repurchases                                                  -             977,000
     Cash dividends                                                              (212,429)                  -
     Options Exercised                                                            283,652                   -
     Federal funds purchased                                                           -            1,380,000
         Net Cash Provided By Financing Activities                              4,359,636           7,712,587

               Net Increase (Decrease) in Cash and Cash Equivalents             2,017,313             560,827

Cash And Cash Equivalents At Beginning of Period                                2,957,651           3,737,822

Cash And Cash Equivalents At End of Period                                    $ 4,974,964         $ 4,298,649
Supplemental disclosures of cash paid durning period for:
     Interest                                                                 $ 2,110,873         $ 1,829,258
     Income taxes                                                               $ 321,747           $ 196,242


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

                                                                 Three Months ended            Nine Months ended
                                                                   September 30,                  September 30,
                                                                 1998             1997          1998            1997
Income available to common stockholders:
Used in basic earnings per share                              $ 202,363        $ 177,866     $ 571,200      $  457,182
                                                               ========         ========      ========        =======
Used in diluted earnings per share                            $ 202,363        $ 177,866     $ 571,200      $  457,182
                                                               ========         ========      ========        =======

Weighted average number of common shares used
   in basic earnings per share                                   873,875          862,845       907,610         862,845
Effect of dilutive securities:
stock options                                                     51,088           44,118        17,353          44,118
                                                                 -------          -------       -------         ------

Weighted  average number of common and dilutive
Potential common shares used in
diluted earnings per share                                       927,963          906,963       927,963         906,963
                                                                ========         ========      ========        =======

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

(4)      Year 2000

The banking industry relies on the validity of financial information, most of which is generated and maintained by automated data processing systems. Eagle Bancorp, Inc. directors and management have formed a Year 2000 Committee which is charged with administering the phases of awareness, assessment, renovation, validation and implementation which are required to ensure Year 2000 compliance throughout the organization in a timely manner. The year 2000 committee meets on a monthly basis and reports monthly to the Board of Directors of the Bank. All information and environmental systems have been examined by internal and external technical support. The Committee has contacted all vendors and supplies. Approximately 60% of the PC's have been replaced with an additional 30% to be replaced during the first quarter of 1999 the other 10% are already compliant. The committee also contacted all major loan customers. The committee is of the opinion that the cost of becoming Year 2000 compliant in a timely manner will not have a material adverse impact on the operating results or financial condition of the company.

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





























                                 Page 5 (cont'd)

Item 2.
           Management's Discussion and Analysis or Plan of Operations


                                                           GENERAL

The following is a discussion of the Company's financial condition at September 30, 1998 compared to December 31, 1997, and the results of its operations for the three and nine month periods ended September 30, 1998 compared to the comparable periods ended September 30, 1997. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements appearing elsewhere in this report and the Company's 1997 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

FINANCIAL CONDITION

During the first nine months of 1998, total assets increased $4,639,318 or approximately 7% as compared to amounts at December 31, 1997. This increase was primarily a result of the bank's deposit base increasing by approximately $2,186,018 and other borrowings of $2,102,394.

The following is a summary of deposits:

                                                                                 DEPOSITS

                                                                        9/30/98         12/31/97


Noninterest-bearing demand deposits                                    $ 7,257,757      $6,175,919
NOW accounts                                                             8,097,668       6,867,141
Money market accounts                                                    2,443,908       2,137,149
Savings accounts                                                         2,881,874       2,824,983
Individual retirement accounts                                           3,639,384       3,476,101
Certificates of deposits of $100,000 or more                            10,267,189      10,897,602
Certificates of deposits of less than $100,000                          23,265,602      23,288,469
                                      --------                          ----------      ----------

         Total deposits                                               $ 57,853,382    $ 55,667,364
                                                                      ============    ============



The Company's rate of growth was approximately 7% for the nine months of 1998 as compared to 13% for the same period in 1997. Factors expected to contribute to a continuation in the Company's growth rate include:

         1) the current loan demand in the local area and the bank's community activities,
         2)       a relatively stable economy in the local area, and
         3)       management's emphasis on profitability.

The Company believes it can continue to achieve growth for 1998 in the 7 to 10% range.

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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its needs to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. The Company may also utilize its cash and due from banks, federal funds sold and investment securities available for sale to meet liquidity requirements. At September 30, 1998, the Company's cash and due from banks equaled $4,974,964, its investment securities available for sale equaled $8,085,488. All of these assets could be converted to cash on short notice.

Subject to certain conditions, the Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with certain banks for short-term unsecured advances up to $2,500,000 and with the Federal Home Loan Bank, Atlanta, Ga. for a secured credit line of $7,000,000. As of September 30, 1998 and December 31, 1997, the Company had outstanding borrowings of $4,745,901 and $2,643,507 respectfully, on a long-term basis from the Federal Home Loan Bank to match loan funding rates and maturities with borrowing rates and maturities.

The Company's liquidity position, calculated as cash and due from banks, federal funds sold, and investment securities not pledged divided by deposits, equaled 26.10% as of September 30, 1998 compared to 22.87% as of December 31, 1997. The Company's optimum liquidity ratio is 30% with a minimum acceptable ratio of 20%. Management monitors liquidity daily and is striving to maintain its liquidity ratio between 20% and 30%.

The Company continues to monitor the percentage of certificates of deposit of $100 thousand and over (jumbo deposits) to total deposits. At September 30, 1998 jumbo deposits equaled 17.75% of total deposits of $57,853,382. At December 31, 1997 jumbo deposits equaled 21.10% of total deposits of $56,005,795. Jumbo deposits are primarily with individuals who reside in the Company's primary service area and to whom the Bank has had consistent deposit relations since inception and county, city and educational funds. The jumbo deposit balances are funds on deposit from various local governmental agencies and are secured by pledged collateral having a fair market value equal to at least 110% of those deposits.

The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves. The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of September 30, 1998.




                                   INTEREST RATE SENSITIVITY TABLE
                                   0-90 days    91-365 days             One to five years         Over five years
                                   Current      Current     Cumulative  Current       Cumulative  Current      Cumulative

Interest-sensitive assets:
     Loans                             $ 13,877    $ 11,808    $ 25,685      $ 21,882    $ 47,567      $ 2,774    $ 50,341

     Investment securities                  185       2,864       3,049         6,683       9,732        2,019      11,751
                                            ---       -----       -----         -----       -----        -----      ------

     Total interest-sensitive assets     14,062      14,672      28,734        28,565      57,299        4,793      62,092
Interest-sensitive liabilities:
     NOW, money market and
          savings accounts               13,423           0      13,423             0      13,423            0      13,423

Individual retirement accounts and
         certificates of deposits         7,320      22,655      29,975         7,197      37,172            0      37,172

Borrowings                                   50       2,151       2,202         1,807       4,008          738       4,746
                                             --       -----       -----         -----       -----          ---       -----

  Total interest-sensitive liabilities   20,794      24,806      45,601         9,003      54,604          738      55,342
                                         ------      ------      ------         -----      ------          ---      ------

Interest-sensitivity gap               $ (6,733)  $ (10,134)  $ (16,867)     $ 19,562     $ 2,695      $ 4,056     $ 6,750
                                       ========   =========   =========      ========     =======      =======     =======
Ratio to total interest
     sensitive assets                    -10.84%     -16.32%     -27.16%        31.50%       4.34%        6.53%      10.87%
                                          =====       =====       =====         =====        ====         ====       =====





Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

                                CAPITAL RESOURCES



The Company continues to maintain a satisfactory level of capital as measured by its total shareholders' equity to total assets ratio of 10.46% at September 30, 1998 as compared to 10.18% at December 31, 1997. Management anticipates the existing capital levels will be adequate to sustain the Company's anticipated growth for the foreseeable future.

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

The following tables compare the Company's and its subsidiary's capital ratios to the minimum capital ratios required to be maintained under applicable regulatory guidelines at September 30, 1998.


                                              Required
                                Actual        Minimum                Excess
                               --------       ----------            --------
                             %       Amount    %      Amount         %     Amount
                           ------    ------   -----    -------     -----   ------

Consolidated

Tier 1 capital.........     10.31%    7,313    6.00%     4,256       4.31%   3,057

Risk based capital.....     14.94%    7,961    8.00%     4,262       6.94%   3,699

Leverage ratio.........     10.31%    7,313    3.00%     2,128       7.31%   5,185


Eagle Bank and Trust

Tier 1 capital.........     9.97%    7,068     6.00%     4,256       3.97%    2,812

Risk based capital.....    14.52%    7,734     8.00%     4,262       6.52%    3,472

Leverage ratio.........     9.97%    7,068     3.00%     2,128       6.97%    4,940



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

Net interest income for the three month period ended September 30, 1998 equaled $716,430 or 1.52% more than the three month period ended September 30, 1997. The average yield earned on interest-earning assets was 8.80% for the three month period ended September 30, 1998 compared to 8.93% for the similar period ended September, 30, 1997 and the average rate paid on interest-bearing liabilities was 5.10% for the three month period ended September 30, 1998 compared to 5.00% for the comparable period ended September 30, 1997. The Company's net interest margin for the three month period ended September 30, 1998 was 4.47% compared to 4.63% for the three month period ended September 30, 1997.

Net interest income for the nine month period ended September 30, 1998 equaled $2,087,898 or 4.83% more than the nine month period ending September 30, 1997. The average yield earned on interest-earning assets was 8.77% for the nine month period ended September 30, 1998 compared to 8.90% for the similar period ended September 30, 1997 and the average rate paid on interest-bearing liabilities was 5.06% for the nine month period ended September 30, 1998 compared to 4.95% for the nine month period ended September 30, 1997. The Company's net interest margin for the nine month period ended September 30, 1998 was 4.44% compared to 4.60% for the period ended September 30, 1997.

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

The allowance for possible loan losses approximated 1.46% of outstanding loans at September 30, 1998 as compared to 1.43% at December 31, 1997. The allowance increased to $732,200 at September 30, 1998 from $706,237 at December 31, 1997. The change in the allowance relates primarily to the change in the loan portfolio and to related credit risks. The provision for the first nine months of 1998 was $34,332 compared to $90,000 for the first nine months of 1997. This provision is a result of evaluation as describe above of the loan portfolio during the first nine months of 1998 as compared to the first nine months of 1997. Net charge-offs for the nine month period ended September 30, 1998 equaled $8,369 compared to net charge-offs of $33,574 for the comparable period in 1997.

The following table summarizes nonperforming loans, potential problem loans, and allowance for possible loan losses data as of September 30, 1998 and December 31, 1997.


                                                              September 30,     December 31,
                                                                    1998         1997
                                                                        (in thousands)

Nonperforming loans (0ver 90 days)                                    149               48

Potential problem loans (internally classified)                       296              399

Asset Quality Ratios:
Nonperforming loans to total loans,
     Net of unearned income                                         0.30%            0.09%

Nonperforming loans to total assets                                 0.21%            0.07%

Nonperforming loans and potential
     Problem loans to total assets                                  0.63%            0.67%

Allowance for possible loan losses to
    Nonperforming loans                                             4.91x           14.71x

Allowance for possible loan losses to
    Nonperforming loans and
     Potential problem loans                                        1.64x            1.57x

** Potential problem loans are loans 60 to 89 days past due. The Company's management believes that the allowance for possible loan losses is adequate to cover potential losses in the loan portfolio.





Noninterest Income

Noninterest income, net of securities gains (losses), primarily comprised of service charges on deposit accounts and mortgage referral fees, for the nine month period ended September 30, 1998 was approximately $668,270 compared to $540,475 for the comparable period in 1997 and represents and increase of approximately 23.64%. Service charges on deposit accounts includes fees on deposit accounts, fees for returned checks and fees for overdraft accounts. Noninterest income from the three months ended September 30, 1998 was $226,609 compared to $211,057 for the three months ended September 30, 1997 and represents and increase of approximately 7.37%.

Noninterest Expense

Noninterest expense is composed primarily of salaries and employee benefits, net occupancy and equipment expense, and noninterest expense as shown below. The Company had noninterest expenses of $ 1,882,364 for the nine month period ended September 30, 1998 compared to $ 1,740,032 for the comparable period of 1997. The Company experienced noninterest expense of approximately $641,748 for the three months ended September 30, 1998 compared to $589,618 for the three months ended September 30, 1997. Other operating expenses increased approximately 8.17% and 8.84% for the nine month and three month periods ended September 30, 1998 as compared to the same periods ended September 30, 1997. Major components of noninterest expenses are shown below:

                                                                               Nine Months ended
                                                                                 September 30,

                                                                          1998                 1997


Salaries and employee benefits                                       $   919,609        $     840,545
Net occupancy and equipment expense                                      219,507              231,579

Major Compontents of other operating expenses:

Data processing expense                                                  126,782              121,453
Stationery and supplies expense                                           44,731               50,133
Postage                                                                   41,582               47,409
Accounting and audit fees                                                 24,995               28,550
Advertising and marketing expense                                         51,064               46,752
Directors Fees                                                            84,550               38,100
Other operating expenses                                                 369,544              335,510
                                                                        --------             -------
      Total noninterest expense                                     $  1,882,364        $   1,740,032
                                                                      ==========           =========


Income Taxes

The Company has recorded income tax expense of $268,271 for the first nine months of 1997 representing an effect tax rate of approximately 32% which compares to an effective tax rate of 35% recorded for the comparable period of 1997. The Company recorded for the three months ended September 30, 1998 income tax expense of $96,929 as compared to $100,278 for the same period ended September 30, 1997.

Net Income

The Company's net income was $202,363 for the three month period ended September 30, 1998 compared to $177,859 for the like period ended September 30, 1997 representing an increase of 13.78%. The Company's net income per share was $0.22 per share for the three month period ended September 30, 1998 compared to $0.21 per share for the comparable period for 1997. The Company's net income was $571,200 or $0.63 per share for the first nine months of 1998 compared to $457,182 or $0.53 per share for the comparable period for 1997 or an increase of approximately 24.94% and 18.87% respectively.


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

                                    EAGLE BANCORP, INC.


                                    By: /s/ Gary L. Johnson
                                       Gary L. Johnson
                                       President
                                       (Principal Executive Officer)


                                    By:/s/ William E. Green
                                       William E. Green
                                       Assistant Secretary
                        (Principal Financial Officer and
                          Principal Accounting Officer)

                                       Date: November 15, 1998